Form 10QSB
period 1996-09-30
AMTRUST CAPITAL CORP
filed 1996-10-18
CIK 934541

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, DC 20549
              _______________________

                    FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                         OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-25484

               AMTRUST CAPITAL CORP.
_______________________________________________________________
(Exact name of registrant as specified in its charter)


          DELAWARE                             35-1940250
___________________________       ______________________________
(State or other jurisdiction of   (I.R.S. Employer Identification number)
 incorporation or organization)

20 W. Fifth Street, Peru, Indiana                 46970
_______________________________________________________
(Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code: (317) 472-1991

Check here whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ x ]        No [     ]

As of September 30, 1996, there were 527,859 shares of the Registrant's common stock outstanding.

Transitional Small Disclosure (check one): Yes [     ]    No [ x ]

        AMTRUST CAPITAL CORP. AND SUBSIDIARY

                       INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated condensed balance sheet at
              September 30, 1996 and June 30, 1996
              (Unaudited) ......................................... 3

              Consolidated condensed statement of income for
              the three months ended September 30, 1996 and 1995
              (Unaudited) ......................................... 4

              Consolidated condensed statement of changes in
              stockholders' equity for the three months ended
              September 30, 1996 and 1995 (Unaudited) ............. 5

              Consolidated condensed statement of cash flows for
              the three months ended September 30, 1996 and 1995
              (Unaudited) ......................................... 6

              Notes to unaudited consolidated condensed financial
              statements .......................................... 7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................. 8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings ...................................14
Item 2.       Changes in Securities ...............................14
Item 3.       Defaults Upon Senior Securities .....................14
Item 4.       Submission of Matters to a Vote of Security Holders..14
Item 5.       Other Information ...................................14
Item 6.       Exhibits and Reports on Form 8-K ....................14
              Signatures ..........................................15

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED BALANCE SHEET

                                                 September 30,   June 30,
                                                     1996          1996
                                                 ----------    ----------
                                                         (UNAUDITED)
ASSETS
   CASH AND DUE FROM BANKS                    $     646,001 $   1,128,289
   INTEREST-BEARING DEPOSITS                        870,874       617,842
   INVESTMENT SECURITIES
          AVAILABLE FOR SALE                     11,961,485    11,919,170
          HELD TO MATURITY                        2,446,543     2,612,885
                                                 ----------    ----------
            TOTAL INVESTMENT SECURITIES          14,408,028    14,532,055
   MORTGAGE LOANS HELD FOR SALE                     598,765     1,508,611
   LOANS                                         51,660,714    50,294,720
   ALLOWANCE FOR LOAN LOSSES                       (494,375)     (494,375)
                                                 ----------    ----------
            NET LOANS                            51,166,339    49,800,345

   PREMISES AND EQUIPMENT                         1,126,399     1,124,519
   FEDERAL HOME LOAN BANK OF
     INDIANAPOLIS STOCK                           1,050,000     1,050,000
   CASH SURRENDER VALUE-LIFE
     INSURANCE POLICIES                           1,110,528     1,100,203
   INTEREST RECEIVABLE                              494,229       378,648
   DEFERRED INCOME TAX BENEFITS                     266,976       326,650
   CURRENT INCOME TAX REFUNDABLE                     69,972        22,105
   OTHER ASSETS                                     299,315       302,400
                                                 ----------    ----------
            TOTAL ASSETS                      $  72,107,426 $  71,891,667
                                                 ==========    ==========
LIABILITIES
   DEPOSITS                                      47,236,150    44,561,525
   ADVANCES FROM FHLB OF
     INDIANAPOLIS                                16,898,466    19,500,036
   INTEREST PAYABLE                                 141,285        83,030
   OTHER LIABILITIES                                683,806       535,787
                                                 ----------    ----------
            TOTAL LIABILITIES                    64,959,707    64,680,378
                                                 ----------    ----------
STOCKHOLDERS' EQUITY
   PREFERRED STOCK ($.01 PAR VALUE)
      AUTHORIZED AND UNISSUED--350,000 SHARES
   COMMON STOCK ($.01 PAR VALUE)
      AUTHORIZED--1,750,000 SHARES
      ISSUED--580,064 SHARES                          5,801         5,801
   PAID IN CAPITAL                                4,178,218     4,178,218
   RETAINED EARNINGS-SUBSTANTIALLY
     RESTRICTED                                   4,079,082     4,167,860
   UNEARNED ESOP SHARES --
     39,445 SHARES                                (315,554)     (315,554)
   TREASURY STOCK AT COST --
     52,205 SHARES                                (535,299)     (535,299)
   NET UNREALIZED LOSS ON SECURITIES
     AVAILABLE, NET OF TAX                        (264,529)     (289,737)
                                                ----------    ----------
            TOTAL STOCKHOLDERS' EQUITY           7,147,719     7,211,289
                                                ----------    ----------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                    $  72,107,426 $  71,891,667
                                                ==========    ==========
SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP AND SIBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                    THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     1996          1995
                                                  __________    __________

                                                         (UNAUDITED)
INTEREST INCOME
   LOANS RECEIVABLE                            $   1,018,353  $    967,123
   SECURITIES, INCLUDING DIVIDENDS                   271,746       162,563
   INTEREST BEARING DEPOSITS                          10,536        35,248
                                                  ----------    ----------
                                                   1,300,635     1,164,934
                                                  ----------    ----------
INTEREST EXPENSE
   DEPOSITS                                          530,662       597,913
   ADVANCES FROM FEDERAL
     HOME LOAN BANK                                  271,390       135,816
                                                  ----------    ----------
                                                     802,052       733,729
                                                  ----------    ----------
NET INTEREST INCOME                                  498,583       431,205
  PROVISION FOR LOSSES ON LOANS                            0             0
                                                  ----------    ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOSSES ON LOANS                               498,583       431,205
                                                  ----------    ----------
OTHER INCOME
   SERVICE CHARGES ON DEPOSIT
     ACCOUNTS                                         18,957        26,665
   GAINS (LOSSES) ON SALE OF
      INVESTMENT SECURITIES                                0        14,063
      LOANS HELD FOR SALE                             44,191        54,928
  LOAN FEES AND SERVICE CHARGES                       14,380        23,322
   ANNUITY COMMISSIONS AND
     OTHER FEES                                       49,260           886
   OTHER INCOME                                       23,527        13,264
                                                  ----------    ----------
                                                     150,315       133,128
                                                  ----------    ----------
OTHER EXPENSES
   SALARIES AND EMPLOYEE BENEFITS                    252,314       229,532
   NET OCCUPANCY EXPENSES                             32,476        33,793
   EQUIPMENT EXPENSES                                 25,691        24,657
   DATA PROCESSING FEES                               25,560        28,256
   DEPOSIT INSURANCE EXPENSE                         324,933         7,308
   LEGAL FEES                                         15,768        16,719
   CUSTOMER DEPOSIT ACCOUNT EXPENSES                  16,791        12,979
   ADVERTISING AND PROMOTION                           3,901         9,602
   PRINTING AND OFFICE SUPPLIES                       11,193        14,806
   OTHER EXPENSES                                    100,003        80,113
                                                  ----------    ----------
                                                     808,630       457,765
                                                  ----------    ----------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT             (159,732)      106,568

   INCOME TAX EXPENSE (BENEFIT)                      (70,953)       45,973
                                                  ----------    ----------

NET INCOME (LOSS)                              $     (88,779) $     60,595
                                                     ========     ========

NET INCOME (LOSS) PER SHARE                            (0.17)         0.10

WEIGHTED AVERAGE SHARES OUTSTANDING                  527,859       580,064

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK


CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   1996          1995
                                                __________    __________

                                                       (UNAUDITED)

BEGINNING BALANCE                            $   7,211,289  $  7,637,135

     CHANGE IN NET UNREALIZED GAINS
     (LOSSES) ON SECURITIES                         25,209        17,855

     NET INCOME                                    (88,779)       60,595
                                                ----------     ---------
ENDING BALANCE                               $   7,147,719  $  7,715,585
                                                ==========     =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       1996          1995
                                                     _________     _________

                                                            (UNAUDITED)

 NET INCOME (LOSS)                              $     (88,779)  $     60,595
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
     PREMIUM AND DISCOUNT AMORTIZATION, NET              (143)       16,911
     DEPRECIATION AND AMORTIZATION                     25,212        23,182
     GAINS ON SALES OF INVESTMENT SECURITIES AVAILABLE
        FOR SALE                                            0       (14,063)
     DEFERRED INCOME TAX BENEFIT                       43,139        (5,151)
     CURRENT INCOME TAX REFUNDABLE                    (47,867)       34,228
     LOANS ORIGINATED FOR SALE                       (465,389)    3,606,143)
     PROCEEDS FROM SALES AND PAYDOWNS ON LOANS HELD
         FOR SALE                                   1,419,427     3,433,895
     (GAINS) ON SALES OF LOANS HELD FOR SALE          (44,191)      (54,928)
     CHANGE IN:
       INTEREST RECEIVABLE AND OTHER ASSETS          (112,496)      (60,681)
       CASH SURRENDER VALUE OF LIFE INSURANCE
          POLICIES                                    (10,325)      (10,890)
     INTEREST PAYABLE AND OTHER LIABILITIES           206,274       152,184
                                                   ----------    ----------
     NET CASH PROVIDED (USED) BY OPERATING
          ACTIVITIES                                  924,862       (30,861)
                                                   ----------    ----------
INVESTING ACTIVITIES:

 NET CHANGE IN INTEREST-BEARING DEPOSITS             (253,032)      913,665
 PURCHASES OF SECURITIES AVAILABLE FOR SALE           (11,095)   (1,000,000)
 PAYMENTS ON SECURITIES                                     0       331,670
 PAYMENTS ON SECURITIES AVAILABLE FOR SALE                  0        46,957
 PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE       0     3,014,063
 PAYMENTS ON SECURITIES HELD TO MATURITY              177,008       804,720
 NET CHANGE IN LOANS                               (1,365,994)     (177,705)
 PURCHASE OF PREMISES AND EQUIPMENT                   (27,092)      (22,704)
                                                   ----------    ----------
     NET CASH PROVIDED (USED) BY INVESTING
          ACTIVITIES                               (1,480,205)    3,910,666
                                                   ----------    ----------
FINANCING ACTIVITIES:

 NET CHANGE IN NOW, SAVINGS AND CERTIFICATES
      OF DEPOSIT                                    2,674,625    (2,600,853)
 PROCEEDS FROM FHLB ADVANCES                        2,316,570       750,000
 REPAYMENT OF FHLB ADVANCES                        (4,918,140)   (2,500,000)
                                                   ----------    ----------
     NET CASH PROVIDED (USED) BY FINANCING
          ACTIVITIES                                   73,055    (4,350,853)
                                                   ----------    ----------

NET CHANGE IN CASH                                   (482,288)     (471,048)

CASH, BEGINNING OF YEAR                             1,128,289     1,129,259
                                                   ----------    ----------

CASH, END OF YEAR                               $     646,001  $    658,211
                                                    =========     =========
ADDITIONAL CASH FLOW AND SUPPLEMENTARY INFORMATION
  INTEREST PAID                                 $     743,797  $    652,854
  INCOME TAX PAID                                      85,000             0

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of AmTrust Capital Corp. (the "Company") and its subsidiary, AmericanTrust Federal Savings Bank (the "Bank") and should be read in conjunction with the Company's most recent annual report.

The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except for the change in method of accounting discussed more fully in Note 2.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and results of operations for the three month periods ending September 30, 1996 and 1995. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results of operations which may be expected for the fiscal year ended June 30, 1997.

Note 2 - Change in Accounting Method

The Company adopted Statement of Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights, on July 1, 1996. Mortgage servicing rights on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. The amount of mortgage servicing rights capitalized during the three months ended September 30, 1996 was $12,000.

Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

AmTrust Capital Corp. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of AmericanTrust Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. At September 30, 1996, the Company had no significant assets except the equity investment in the Bank's stock, cash and a loan to the Employee Stock Ownership Plan, no material liabilities and the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

AmericanTrust has been, and continues to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it services. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans. The Bank also originates consumer loans, and to a lesser extent, construction loans. Through its main office, branch office, and limited service office, AmericanTrust serves communities in Howard and Miami Counties, Indiana.

The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Company's non-interest income, including fee income and service charges, and affected by the level of its non-interest expenses, including its general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rates earned or paid on them, respectively.

FINANCIAL CONDITION

Total assets increased by $216,000 in the three months ended September 30, 1996 from $71.9 million at June 30, 1996 to $72.1 million at September 30, 1996. Cash and interest-bearing deposits decreased $229,000 due to the use of funds for lending activities. Investment and mortgage-backed securities decreased by $124,000 during the three months ended September 30, 1996 due to principal reductions. Net loans increased by $1.4 million due to increased loan activity.

Deposits increased to $47.2 million at September 30, 1996 from $44.6 million at June 30, 1996. The increase of $2.6 million was due to increased use of public funds. FHLB advances decreased to $16.9 million at September 30, 1996 from $19.5 million at June 30, 1996 due to repayment of short-term variable rate advances.

Stockholders' equity decreased $64,000 between June 30, 1996 and September
30, 1996 as a result of a net loss for the quarter of $89,000, due to the one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), and a reduction of net unrealized losses on securities available for sale, net of tax, of $25,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH
      PERIOD ENDED SEPTEMBER 30, 1996 AND 1995

General. The Company had a net loss of $89,000 for the three months ended September 30, 1996 as compared to net income of $61,000 for the three months ended September 30, 1995. The decrease of $150,000 is primarily as result of the one-time FDIC special assessment to recapitalize the SAIF of $170,000, net of tax. Absent the one-time special assessment, the net income for the quarter would have been $81,000.

Net Interest Income. Net interest income increased $68,000 to $499,000 for the three-month period ended September 30, 1996 from $431,000 for the three-month period ended September 30, 1995. The Company's average spread increased to 2.54% for the three-month period ended September 30, 1996 from 2.38% for the three-month period ended September 30, 1995. The ratio of the Company's average interest-earning assets to average interest-bearing liabilities decreased to 105.43% during the three-month period ended September 30, 1996 from 108.48% for the three-month period ended September 30, 1995.

Interest Income. Total interest income increased by $136,000 to $1.3 million for three-month period ended September 30, 1996 from $1.2 million for the three-month period ended September 30, 1995 due primarily to an increase in the average balance of interest-earning assets. Average yields on interest-earning assets increased slightly to 7.56% for the three-month period ended September 30, 1996 from 7.52% for the three-month period ended September 30, 1995.

Interest Expense. Interest expense increased $68,000 to $802,000 for the three months ended September 30, 1996 from $734,000 for the three months ended September 30, 1996 due to an increase in the average interest-bearing liabilities to $64.2 million at September 30, 1996 from $62.3 million at June 30, 1996. Average yields on interest-bearing liabilities decreased to 5.02% for the three-month period ended September 30, 1996 from 5.14% for the three-month period ended September 30, 1995. The primary reason for the decrease in the average costs of funds was due to lower yields on FHLB advances of 6.10% for the three-month period ended September 30, 1996, as compared to 7.89% for the three-month period ended September 30, 1995.

Provision for Losses on Loans. Management's quarterly assessment of classified assets, provision for loan losses and the portfolio as a whole indicated that no additional provision for losses on loans for the quarter. At September 30, 1996 and at June 30, 1996, the allowance for losses on loans was .95% of total loans.

Bennett Funding Group. The Company has a business relationship with Bennett Funding Group, Inc. ("BFGI") which filed for Chapter 11 bankruptcy protection on March 29, 1996. From 1992 to 1995, the Company purchased commercial lease contracts covering business equipment from BFGI, for which BFGI acts as servicer. At September 30, 1996, the book value of the Company's lease contracts totaled $817,000. In addition, the Company had $674,000 in Short Term Dealer Contracts with Bennett Leasing Corporation
("BLC") which was later included in the bankruptcy proceedings. Newspaper reports have indicated that BFGI may have utilized fictitious leases in some of its business activities. The Securities and Exchange Commission has filed a criminal and civil suit against an officer of BFGI which alleges various fraudulent actions including the sale of the same leases to two or more buyers. An allowance for loan losses of $186,000 has been recorded for potential losses on leases. The leases are currently on non-accrual status. BFGI continues to service the lease contracts under the leadership of the court-appointed Trustee. The Company is continuing to evaluate the allegations against BFGI and BLC and the effect that the bankruptcy file will have on its leases and its security. Until the evaluation is complete, management is unable to predict with any certainty the effects of the bankruptcy on the Company.

Other Income. Other income increased $17,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase was primarily due an increase in commissions of $48,000 related to U.S. Title. This increase was offset by a decrease of $8,000 in service charges on deposit accounts as a result of the Company's April, 1996 sale of $5.2 million in deposits as well as a $14,000 decrease on the sale of investment securities, and an $11,000 decrease on the sale of mortgage loans.

Other Expenses. Other expenses increased $351,000 to $809,000 for the three months ended September 30, 1996 from $458,000 for the three months ended September 30, 1995. The increase in the three-month period was primarily a result of the one-time FDIC special assessment on to recapitalize SAIF. FDIC deposit insurance increased $318,000 to $325,000 for the three months ended September 30, 1996 from $7,000 for the three months ended September 30, 1995. The primary reason for the increase was the special assessment of $295,000. The remaining increase of $23,000 was a result of an error in FDIC premiums recorded the three-months ended September 30, 1995 which was corrected in the three-month period ended December 31, 1995. In addition, compensation expense increased $23,000. The increase can be attributed to the $35,000 compensation expense related to the Recognition and Retention Plan offset by a decrease of $12,000 due to a reduction in staff.

Income Tax Expense. Income tax expense decreased from an expense of $46,000 for the three months ended September 30, 1995 to a tax benefit of $71,000 due primarily to the pre-tax loss resulting from the FDIC special assessment.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Bank's operating, financing and investing activities. At September 30, 1996 and June 30, 1996, cash and interest-bearing deposits totaled $1.5 million and $1.7 million, respectively. The Bank's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities.

While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet asset-liability objectives and local market conditions.

Liquidity management is both a short- and a long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank of Indianapolis ("FHLB"). Federal law limits an institutions's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At September 30, 1996, the Bank had approximately $10.7 million of unused credit available to it under the above-mentioned borrowing arrangement. At September 30,1 996, the Bank had borrowings of $16.9 million from the FHLB of Indianapolis.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratios have consistently been maintained at levels in excess of regulatory requirements and at September 30, 1996 and June 30, 1996 were 9.22% and 9.29%, respectively.

At September 30, 1996 and June 30, 1996, the Bank had outstanding commitments to originate loans of $702,000 and $1.7 million, respectively. The Bank anticipated that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

The OTS's minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as retained earnings less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3% of adjusted total assets. The OTS has proposed to increase the core capital requirement to 4-5%. Management cannot predict what core capital requirement will be applicable to the Bank under the proposed new rule. The risk-based capital requirements provide for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8% of risk-weighted assets. In computing risk-weighted assets the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g. one- to four-family residential loans carry a risk-weighted factor of 50%).

At September 30, 1996, the Bank's tangible and core capital both totaled $7.1 million, 9.86% of adjusted total assets, which exceeded the minimum tangible requirement by $6.0 million and the minimum core requirement by $4.9 million. The Bank's risk-based capital at September 30, 1996 totaled $7.5 million, which is $4.0 million above the 8% requirement.

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated condensed financial statements and related financial data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT DEVELOPMENTS

On September 30, 1996, federal legislation was enacted that requires the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assessment, which is to be paid to the FDIC by November 27, 1996, is approximately $295,000 and has been accrued by the Company at September
30, 1996.

As a result of the SAIF recapitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation (FICO) obligation, such as the Bank, be reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The Bank currently qualifies for the minimum SAIF insurance premium of 23 basis points. The
FDIC has also proposed to further reduce the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. Management cannot predict whether or in what form the FDIC's final regulation may be promulgated.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceeding.  None.
Item 2.   Changes in Securities.  None.
Item 3.   Defaults Upon Senior Securities.  None.
Item 4.   Submission of Matters to a Vote of Security Holders.  None.
Item 5.   Other Information.  None.
Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits
             27.   Financial Data Schedules
     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996

                             SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMTRUST CAPITAL CORP.
                              Registrant


Date: October 18, 1996        /s/ Bruce M. Borst
                              ________________________________
                              Bruce M. Borst, President, Chief
                              Executive Officer and Director
                              (Duly Authorized Officer)


Date: October 18, 1996        /s/ Jami L. Cornish
                              ______________________________
                              Jami L. Cornish, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)