Form 10QSB
period 1996-12-31
AMTRUST CAPITAL CORP
filed 1997-01-24
CIK 934541

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, DC 20549
              _______________________

                    FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                         OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-25484

               AMTRUST CAPITAL CORP.
______________________________________________________________
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

As of December 31, 1996, there were 494,355 shares of the Registrant's common stock outstanding.

Transitional Small Disclosure (check one): Yes [     ]    No [ x ]

        AMTRUST CAPITAL CORP. AND SUBSIDIARY

                       INDEX

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

                    Consolidated condensed balance sheet at
                    December 31, 1996 and June 30, 1996
                    (Unaudited) ..............................................3

                    Consolidated condensed statement of income for
                    the three and six months ended December 31, 1996
                    and 1995  (Unaudited) ....................................4

                    Consolidated condensed statement of changes in stockholders' equity for the six months ended
                    December 31, 1996 and 1995 (Unaudited) ...................5

                    Consolidated condensed statement of cash flows for
                    the six months ended December 31, 1996 and 1995
                    (Unaudited) ..............................................6

                    Notes to unaudited consolidated condensed financial
                    statements ...............................................7

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ......................8

PART II.      OTHER INFORMATION

Item 1.          Legal Proceedings ..........................................14
Item 2.          Changes in Securities ......................................14
Item 3.          Defaults Upon Senior Securities ............................14
Item 4.          Submission of Matters to a Vote of Security Holders ........14
Item 5.          Other Information ..........................................14
Item 6.          Exhibits and Reports on Form 8-K ...........................14
                     Signatures .............................................15

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED BALANCE SHEET

                                           December 31,        June 30,
                                               1996              1996
                                          ----------------------------

                                                    (UNAUDITED)
ASSETS
   CASH AND DUE FROM BANKS                $   1,618,806  $   1,128,289
   INTEREST-BEARING DEPOSITS                    943,310        617,842
   INVESTMENT SECURITIES
     HELD TO MATURITY                         2,291,443      2,612,885
     AVAILABLE FOR SALE                      12,139,629     11,919,170
                                          ----------------------------
            TOTAL INVESTMENT SECURITIES      14,431,072     14,532,055
   MORTGAGE LOANS HELD FOR SALE                 629,635      1,508,611
   LOANS                                     50,639,587     50,294,720
   ALLOWANCE FOR LOAN LOSSES                   (475,757)      (494,375)
                                          ----------------------------
            NET LOANS                        50,163,830     49,800,345

   PREMISES AND EQUIPMENT                     1,302,998      1,124,519
   FEDERAL HOME LOAN BANK OF
     INDIANAPOLIS STOCK                       1,050,000      1,050,000
   CASH SURRENDER VALUE-LIFE
     INSURANCE POLICIES                       1,118,697      1,100,203
   INTEREST RECEIVABLE                          353,012        378,648
   DEFERRED INCOME TAX BENEFITS                 196,765        326,650
   CURRENT INCOME TAX REFUNDABLE                124,196         22,105
   OTHER ASSETS                                 286,496        302,400
                                           ---------------------------
            TOTAL ASSETS                   $ 72,218,817   $ 71,891,667
                                           ===========================
LIABILITIES
   DEPOSITS                                $ 47,777,783   $ 44,561,525
   ADVANCES FROM FHLB OF INDIANAPOLIS        14,663,466     19,500,036
   INTEREST PAYABLE                             100,536         83,030
   OTHER LIABILITIES                            300,708        535,787
                                           ---------------------------
            TOTAL LIABILITIES                64,842,493     64,680,378
                                           ---------------------------
STOCKHOLDERS' EQUITY
   PREFERRED STOCK ($.01 PAR VALUE)
      AUTHORIZED AND UNISSUED--350,000 SHARES
   COMMON STOCK ($.01 PAR VALUE)
      AUTHORIZED--1,750,000 SHARES
      ISSUED--580,064 SHARES                      5,801          5,801
   PAID IN CAPITAL                            4,182,406      4,178,218
   RETAINED EARNINGS-SUBSTANTIALLY
     RESTRICTED                               4,139,429      4,167,860
   UNEARNED ESOP SHARES --
     37,124 SHARES                             (296,992       (315,554)
   TREASURY STOCK AT COST --
     48,585 SHARES                             (496,836)      (535,299)
   NET UNREALIZED LOSS ON SECURITIES
     AVAILABLE, NET OF TAX                     (157,484)      (289,737)
                                           ---------------------------
            TOTAL STOCKHOLDERS' EQUITY         7,376,324     7,211,289
                                           ---------------------------

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY           $  72,218,817  $ 71,891,667
                                           ===========================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                   THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                    1996          1995
                                               ___________________________

                                                      (UNAUDITED)
INTEREST INCOME
   LOANS RECEIVABLE                            $     998,571   $ 1,019,978
   SECURITIES, INCLUDING DIVIDENDS                   268,342       136,399
   INTEREST BEARING DEPOSITS                           8,798        20,138
                                               ---------------------------
                                                   1,275,711     1,176,515
                                               ---------------------------
INTEREST EXPENSE
   DEPOSITS                                          558,088       594,644
   ADVANCES FROM FEDERAL HOME LOAN BANK              247,704       133,551
                                               ---------------------------
                                                     805,792       728,195
                                               ---------------------------
NET INTEREST INCOME                                  469,919       448,320
  PROVISION (ADJUSTMENT) FOR LOSSES ON LOANS         (17,348)      (19,317)
                                               ---------------------------
NET INTEREST INCOME AFTER PROVISION
   (ADJUSTMENT) FOR LOSSES ON LOANS                  487,267       467,637
                                               ---------------------------
OTHER INCOME
   SERVICE CHARGES ON DEPOSIT ACCOUNTS                18,854        29,644
   GAINS ON SALE OF:
      LOANS HELD FOR SALE                             34,136        63,101
  LOAN FEES AND SERVICE CHARGES                       21,435        23,390
   ANNUITY COMMISSIONS AND OTHER FEES                 30,079         5,150
   OTHER INCOME                                       22,947        17,456
                                               ---------------------------
                                                     127,451       138,741
                                               ---------------------------
OTHER EXPENSES
   SALARIES AND EMPLOYEE BENEFITS                    235,998       230,587
   NET OCCUPANCY EXPENSES                             27,414        34,926
   EQUIPMENT EXPENSES                                 26,015        23,741
   DATA PROCESSING FEES                               25,320        28,554
   DEPOSIT INSURANCE EXPENSE                          19,908        55,126
   LEGAL FEES                                         21,115        24,509
   CUSTOMER DEPOSIT ACCOUNT EXPENSES                  15,979         9,853
   ADVERTISING AND PROMOTION                          10,528         9,018
   PRINTING AND OFFICE SUPPLIES                       10,997        13,821
   OTHER EXPENSES                                    122,934       120,481
                                                 -------------------------
                                                     516,208       550,616
                                                 -------------------------

INCOME BEFORE INCOME TAX EXPENSE                      98,510        55,762

   INCOME TAX EXPENSE                                 38,162        33,641
                                                 -------------------------

NET INCOME                                       $    60,348   $    22,121
                                                 =========================

NET INCOME PER SHARE                                    0.12          0.04

WEIGHTED AVERAGE SHARES OUTSTANDING                  493,489       579,303

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                      SIX MONTHS ENDED
                                                        DECEMBER 31,
                                                     1996          1995
                                                 _________________________

                                                        (UNAUDITED)
INTEREST INCOME
   LOANS RECEIVABLE                              $  2,016,924  $ 1,987,101
   SECURITIES, INCLUDING DIVIDENDS                    540,088      298,961
   INTEREST BEARING DEPOSITS                           19,334       55,386
                                                 -------------------------
                                                    2,576,346    2,341,448
                                                 -------------------------
INTEREST EXPENSE
   DEPOSITS                                         1,088,750    1,185,336
   ADVANCES FROM FEDERAL HOME LOAN BANK               519,096      276,588
                                                 -------------------------
                                                    1,607,846    1,461,924
                                                 -------------------------
NET INTEREST INCOME                                   968,500      879,524
  PROVISION (ADJUSTMENT) FOR LOSSES ON LOANS          (17,348)     (19,317)
                                                 -------------------------
NET INTEREST INCOME AFTER PROVISION
   (ADJUSTMENT) FOR LOSSES ON LOANS                   985,848      898,841
                                                 -------------------------
OTHER INCOME
   SERVICE CHARGES ON DEPOSIT ACCOUNTS                 37,811       56,309
   GAINS ON SALE OF:
  INVESTMENT SECURITIES                                             14,063
  LOANS HELD FOR SALE                                  78,327      118,029
  LOAN FEES AND SERVICE CHARGES                        35,815       45,712
   ANNUITY COMMISSIONS AND OTHER FEES                  79,339        7,035
   OTHER INCOME                                        46,474       30,720
                                                 -------------------------
                                                      277,766      271,868
                                                 -------------------------
OTHER EXPENSES
   SALARIES AND EMPLOYEE BENEFITS                     488,312      460,119
   NET OCCUPANCY EXPENSES                              59,890       68,719
   EQUIPMENT EXPENSES                                  51,706       48,398
   DATA PROCESSING FEES                                50,880       56,810
   DEPOSIT INSURANCE EXPENSE                          344,841       62,434
   LEGAL FEES                                          36,883       41,228
   CUSTOMER DEPOSIT ACCOUNT EXPENSES                   32,770       22,832
   ADVERTISING AND PROMOTION                           14,439       18,620
   PRINTING AND OFFICE SUPPLIES                        22,190       28,627
   OTHER EXPENSES                                     222,937      200,593
                                                  ------------------------
                                                    1,324,838    1,008,380
                                                  ------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)     (61,224)     162,329

   INCOME TAX EXPENSE (BENEFIT)                       (32,793)      79,614
                                                  ------------------------

NET INCOME (LOSS)                                 $   (28,431)  $   82,715
                                                  ========================

NET INCOME (LOSS) PER SHARE                             (0.06)        0.14

WEIGHTED AVERAGE SHARES OUTSTANDING                   490,952      579,684

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 SIX MONTHS ENDED
                                                    DECEMBER 31,
                                                1996           1995
                                           ____________________________


BEGINNING BALANCE                          $   7,211,289  $   7,637,135

   STOCK PURCHASE                                               (53,125)
   ESOP SHARES EARNED                             18,562         18,562
   ADDITIONAL PAID IN CAPITAL                      4,641          5,221
   STOCK ISSUED UNDER RECOGNITION
     AND RETENTION PLAN                           38,010
   CHANGE IN NET UNREALIZED
     GAINS (LOSSES) ON SECURITIES                132,253            975
     NET INCOME                                  (28,431)        82,715
                                           ----------------------------
ENDING BALANCE                             $   7,376,324  $   7,691,483
                                           ============================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                     SIX MONTHS ENDED
                                                       DECEMBER 31,
                                                   1996          1995
                                               __________________________

                                                        (UNAUDITED)

NET INCOME (LOSS)                              $    (28,431)  $    82,715
ADJUSTMENTS TO RECONCILE NET
     INCOME (LOSS) TO NET CASH
     PROVIDED (USED) BY OPERATING
     ACTIVITIES:
  PROVISION (ADJUSTMENT) FOR LOAN LOSSES            (17,348)      (19,317)
  PREMIUM AND DISCOUNT AMORTIZATION, NET               (522)       14,349
  DEPRECIATION AND AMORTIZATION                      49,169        46,504
  GAINS ON SALES OF INVESTMENT
     SECURITIES AVAILABLE FOR SALE                                (14,063)
  DEFERRED INCOME TAX BENEFIT                        43,140        (5,151)
  CURRENT INCOME TAX REFUNDABLE                    (102,091)      113,728
  LOANS ORIGINATED FOR SALE                      (1,648,190)   (6,457,876)
  PROCEEDS FROM SALES AND PAYDOWNS
     ON LOANS HELD FOR SALE                       2,605,493     6,470,532
  GAINS ON SALES OF LOANS HELD FOR SALE             (78,327)     (118,029)
  ESOP SHARES EARNED                                 22,750        23,783
  RECOGNITION AND RETENTION PLAN
     COMPENSATION PLAN                               38,463
  CHANGE IN:
     INTEREST RECEIVABLE AND OTHER ASSETS            41,540    (1,179,565)
     CASH SURRENDER VALUE OF LIFE INSURANCE
          POLICIES                                  (18,494)      (22,564)
     INTEREST PAYABLE AND OTHER LIABILITIES        (217,573)      181,021
                                               --------------------------
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                             689,579      (883,933)
                                               --------------------------
INVESTING ACTIVITIES:

 NET CHANGE IN INTEREST-BEARING DEPOSITS           (325,468)   (1,390,841)
 PURCHASES OF SECURITIES AVAILABLE FOR SALE         (22,259)   (8,986,900)
 PAYMENTS ON SECURITIES AVAILABLE FOR SALE                      1,554,338
 PROCEEDS FROM SALES OF SECURITIES
     AVAILABLE FOR SALE                                         3,014,063
 PURCHASES OF SECURITIES HELD TO MATURITY                        (250,000)
 PAYMENTS ON SECURITIES HELD TO MATURITY            342,762       991,623
 NET CHANGE IN LOANS                               (346,137)      151,290
 PURCHASE OF PREMISES AND EQUIPMENT                (227,648)      (37,735)
                                              ---------------------------
NET CASH USED BY INVESTING ACTIVITIES              (578,750)   (4,954,162)
                                              ---------------------------
FINANCING ACTIVITIES:

NET CHANGE IN NOW, SAVINGS
     AND CERTIFICATES OF DEPOSIT                  5,216,258       496,462
 PROCEEDS FROM FHLB ADVANCES                     10,566,570     8,750,000
 REPAYMENT OF FHLB ADVANCES                     (15,403,140)   (3,850,000)
PURCHASE OF AMTRUST STOCK                                         (53,125)
                                              ---------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           379,688     5,343,337
                                              ---------------------------

NET CHANGE IN CASH                                  490,517     (494,758)

CASH, BEGINNING OF YEAR                           1,128,289     1,129,259
                                              ---------------------------

CASH, END OF YEAR                             $   1,618,806  $    634,501
                                              ===========================
ADDITIONAL CASH FLOW AND SUPPLEMENTARY INFORMATION
  INTEREST PAID                               $   1,590,340  $  1,438,212
  INCOME TAX PAID                                   168,350       (38,750)

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS

Note 1 - Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of AmTrust Capital Corp. (the "Company") and its subsidiary, AmericanTrust Federal Savings Bank ("AmericanTrust" or the "Bank") and should be read in conjunction with the Company's most recent annual report.

The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except for the change in method of accounting discussed more fully in Note 2.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of December 31, 1996 and results of operations for the three- and six-month periods ending December 31, 1996 and 1995. The results of operations for the three- and six-month periods ended December 31, 1996 are not necessarily indicative of the results of operations which may be expected for the fiscal year ended June 30, 1997.

Note 2 - Change in Accounting Method

The Company adopted Statement of Accounting Standards ("SFAS") No.
122, Accounting for Mortgage Servicing Rights, on July 1, 1996. Mortgage servicing rights on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. The amount of mortgage servicing rights capitalized during the three and six months ended December 31, 1996 were $12,000 and $24,000, respectively.

Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of AmericanTrust in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. Additionally, at December 31, 1996, the Company had no significant assets except its equity investment in the Bank's stock, cash and a loan to its Employee Stock Ownership Plan, no material liabilities and the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

AmericanTrust has been, and continues to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it services. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans. The Bank also originates consumer loans, and to a lesser extent, construction loans.
Through its main office, branch office, and limited service office, AmericanTrust serves communities in Howard and Miami Counties in Indiana.

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

FINANCIAL CONDITION

Total assets increased by $327,000 in the six months ended December 31, 1996 from $71.9 million at June 30, 1996 to $72.2 million at December 31, 1996. Cash and interest-bearing deposits increased $816,000 due to an increase in deposits. Investment and mortgage-backed securities decreased by $101,000 during the six months ended December 31, 1996 due to principal reductions. Total loans decreased by $515,000 due to a decrease in loans originated for sale.

Deposits increased to $47.8 million at December 31, 1996 from $44.6 million at June 30, 1996. The increase of $3.2 million was primarily due to increased use of public funds. FHLB advances decreased to $14.7 million at December
31, 1996 from $19.5 million at June 30, 1996 due to repayment of advances from increased deposits.

Stockholders' equity decreased $165,000 between June 30, 1996 and
December 31, 1996 as a result of a net loss for the quarter of $28,000, due to the one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), an increase of $23,000 as ESOP shares were earned at current stock prices, an increase of $38,000 due to stock issued under the Recognition and Retention Plan and a reduction of net unrealized losses on securities available for sale, net of tax, of $132,000.

 COMPARISON OF OPERATING RESULTS FOR THE THREE- AND
 SIX-MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995

General. The Company had net income of $60,000 for the three-month period ended December 31, 1996 and a net loss of $28,000 for the six month period ended December 31, 1996 as compared to net income of $22,000 and $83,000 for the three- and six-month periods ended December 31, 1995. The decrease of $111,000 for the six-month period is primarily as result of the one-time FDIC special assessment to recapitalize the SAIF of $170,000, net of tax. Absent the one-time special assessment, the net income for the six months ended December 31, 1996 would have been $142,000.

Net Interest Income. Net interest income was $470,000 and $969,000 for the three- and six-month periods ended December 1996 as compared to $448,000 and $880,000 for the three- and six-month periods ended December 31, 1995. The increases of $22,000 and $89,000 for the three- and six-month periods ended December 31, 1996 are due to an increase in the interest spread. The Company's average spread increased to 2.50% for the six-month period ended December 31, 1996 from 2.39% the six-month period ended December
31, 1995. The ratio of the Company's average interest earning assets to average interest-bearing liabilities decreased to 104.73% for the six-month period ended December 31, 1996 from 108.20% for the six-month period ended December 31, 1995.

Interest Income. Total interest income increased by $99,000 and $235,000 for the three- and six-month periods ended December 31, 1996 as compared to the three- and six-month periods ended December 31, 1995 due to an increase in interest earning assets to $67.8 million and $67.9 million from $64.8 million and $63.4 million for the three- and six-month periods ended December 31, 1995. Average yields on interest-earning assets increased to 7.46% and 7.51% for the three- and six-month periods ended December 31, 1996 as compared to 7.27% and 7.39% for the three- and six-month periods ended December 31, 1995. Income from investment securities increased by $132,000 and $241,000 for the three- and six-month periods ended December
31, 1996 from the three- and six-month periods ended December 31, 1995 due to the purchase of $8.0 million in securities in the latter part of December 1995.

Interest Expense. Interest expense increased $78,000 and $146,000 for the three and six months ended December 31, 1996 as compared to the three and six months ended December 31, 1995 due to an increase in the average rate paid on interest-bearing liabilities. Average interest-bearing liabilities increased by $3.2 million to $65.1 million for the three month period ended December 31, 1996 as compared to $61.9 for the three month period ended December 31, 1995. The average rate paid on interest-bearing liabilities increased to 4.99% and 5.00% for the three- and six-month periods ended December 31, 1996 from 4.85% and 4.99% for the three- and six-month periods ended December 31, 1995. The increase is due to an increase in the higher cost public funds.

Provision for Losses on Loans. Management's quarterly assessment of classified assets, provision for loan losses and the portfolio as a whole indicated that no additional provision for losses on loans for the six month period. The adjustment of $17,000 resulted from a recovery on a loan. The allowance for losses on loans to total loans decreased to .94% at December 31, 1996 from .98% at June 30, 1996.

Bennett Funding Group. The Company has a business relationship with Bennett Funding Group, Inc. ("BFGI") which filed for Chapter 11 bankruptcy protection on March 29, 1996. From 1992 to 1995, the Company purchased commercial lease contracts covering business equipment from BFGI, for which BFGI acts as servicer. At December 31, 1996, the book value of the Company's lease contracts totaled $817,000. In addition, the Company had $674,000 in Short Term Dealer Contracts with Bennett Leasing Corporation ("BLC") which was later included in the bankruptcy proceedings. Newspaper reports have indicated that BFGI may have utilized fictitious leases in some of its business activities. The Securities and Exchange Commission has filed a criminal and civil suit against an officer of BFGI which alleges various fraudulent actions including the sale of the same leases to two or more buyers. An allowance for loan losses of $179,000 has been allocated for potential losses on leases. The leases are currently on non-accrual status. BFGI continues to service the lease contracts under the leadership of the court-appointed Trustee. The Company is continuing to evaluate the allegations against BFGI and BLC and the effect that the bankruptcy filing will have on its leases and its security. Until the evaluation is complete, management is unable to predict with any certainty the effects of the bankruptcy on the Company.

Other Income. Other income decreased $11,000 and increased $6,000 for the three and six months ended December 31, 1996 as compared to the three and six months ended December 31, 1995. The changes were due to increases of $25,000 and $72,000 in commissions for the three and six months ended
December 31, 1996 as compared to the three and six months ended December
31, 1995 due to the purchase of U.S. Title in December of 1995. These increases were offset by decreases in gains on loans sold of $29,000 and $40,000 due to fewer loans originated for sale during the three and six month periods ended December 31, 1996 and 1995. Other decreases included
$11,000 and 18,000 in service charges on deposit accounts as a result of the Company's April, 1996 sale of $5.2 million in deposits, and a $14,000 decrease in gains on the sale of investment securities for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995.

Other Expenses. Other expenses decreased $35,000 and increased $317,000 for the three and six months ended December 31, 1996 as compared to the three and six months ended December 31, 1995. The decrease of $35,000 in the three months ended December 31, 1996 was a result of a decrease in deposit insurance expense due to a reduction of the FDIC premium. The increase in the six months ended December 31, 1996 was primarily a result of the one-time FDIC special assessment on to recapitalize SAIF. FDIC deposit insurance increased $283,000 for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995. In addition, compensation expense increased $28,000 for the six month period ended
December 31, 1996 due to the addition in staff related to the purchase of U.S. Title in December, 1995.

Income Tax Expense. Income tax expense increased $4,000 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995 as a result of an increase in pre-tax income. Income tax expense decreased from an expense of $80,000 for the six months ended December 31, 1995 to a tax benefit of $33,000 due primarily to the pre-tax loss resulting from the FDIC special assessment.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Bank's operating, financing and investing activities. At December 31, 1996 and June 30, 1996, cash and interest-bearing deposits totaled $2.6 million and $1.7 million, respectively. The Bank's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities.

While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet asset-liability objectives and local market conditions.

Liquidity management is both a short- and a long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (I) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank of Indianapolis ("FHLB"). Federal law limits an institutions's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At December 31, 1996, the Bank had approximately $14.1 million of unused credit available to it under the above-mentioned borrowing arrangement. At December 31, 1996, the Bank had borrowings of $14.7 million from the FHLB of Indianapolis.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%.
The Bank's liquidity ratios have consistently been maintained at levels in excess of regulatory requirements and at December 31, 1996 and June 30, 1996 were 11.55% and 9.29%, respectively.

At December 31, 1996 and June 30, 1996, the Bank had outstanding commitments to originate loans of $444,000 and $1.7 million, respectively. The Bank anticipated that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

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

At December 31, 1996, the Bank's tangible and core capital both totaled $7.0 million or 9.69% of adjusted total assets, which exceeded the minimum tangible requirement by $5.9 million and the minimum core requirement by $4.8 million. The Bank's risk-based capital at December 31, 1996 totaled $7.3 million, which is $3.9 million above the 8% requirement.

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

RECENT DEVELOPMENTS

On September 30, 1996, federal legislation was enacted that requires the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assessment, which was paid to the FDIC on November 27, 1996, was $295,000.

As a result of the SAIF recapitalization, the FDIC has amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective January 1, 1997 the FDIC reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits. Additionally, the FDIC imposed a Financing Corporation ("FICO") assessment rate for the first semi-annual payment of 1997 equal to 6.48 basis points annually for SAIF-assessed deposits.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceeding.  None.
Item 2.   Changes in Securities.  None.
Item 3.   Defaults Upon Senior Securities.  None.
Item 4.   Submission of Matters to a Vote of Security Holders.  None.
Item 5.   Other Information.  None.
Item 6.   Exhibits and Reports on Form 8-K.

     (A) Exhibits
          27.   Financial Data Schedules

     (B) A current report on Form 8-K was filed on October 15, 1996 to report the issuance of a press release announcing the Company's request for approval to repurchase shares of its outstanding common stock on the open market over a twelve-month period.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMTRUST CAPITAL CORP.
                              Registrant

Date: January 21, 1997        /s/ Bruce M. Borst
                              ________________________________
                              Bruce M. Borst, President, Chief
                              Executive Officer and Director
                              (Duly Authorized Officer)


Date: January 21, 1997        /s/ Jami L. Cornish
                              ______________________________
                              Jami L. Cornish, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)