Form 10QSB/A
period 1996-12-31
AMTRUST CAPITAL CORP
filed 1997-01-31
CIK 934541

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, DC 20549
              _______________________

            FORM 10-QSB/A (Amendment #1)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                         OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-25484

               AMTRUST CAPITAL CORP.
______________________________________________________________
(Exact name of registrant as specified in its charter)


DELAWARE                                        35-1940250
___________________________       _______________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification number)
incorporation or organization)

20 W. Fifth Street, Peru, Indiana                 46970
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

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED BALANCE SHEET

                                         December 30,     June 30,
                                             1996           1996
                                       ----------------------------

                                                 (UNAUDITED)
ASSETS
   CASH AND DUE FROM BANKS             $   1,618,806  $   1,128,289
   INTEREST-BEARING DEPOSITS                 943,310        617,842
   INVESTMENT SECURITIES
     HELD TO MATURITY                      2,291,443      2,612,885
          AVAILABLE FOR SALE              12,139,629     11,919,170
                                       ----------------------------
            TOTAL INVESTMENT SECURITIES   14,431,072     14,532,055
   MORTGAGE LOANS HELD FOR SALE              629,635      1,508,611
   LOANS                                  50,639,587     50,294,720
   ALLOWANCE FOR LOAN LOSSES                (475,757)      (494,375)
                                       ----------------------------
            NET LOANS                     50,163,830     49,800,345

   PREMISES AND EQUIPMENT                  1,302,998      1,124,519
   FEDERAL HOME LOAN BANK OF
     INDIANAPOLIS STOCK                    1,050,000      1,050,000
   CASH SURRENDER VALUE-LIFE
     INSURANCE POLICIES                    1,118,697      1,100,203
   INTEREST RECEIVABLE                       353,012        378,648
   DEFERRED INCOME TAX BENEFITS              196,765        326,650
   CURRENT INCOME TAX REFUNDABLE             124,196         22,105
   OTHER ASSETS                              286,496        302,400
                                       ----------------------------
            TOTAL ASSETS               $  72,218,817  $  71,891,667
                                       ============================
LIABILITIES
   DEPOSITS                            $  49,777,783  $  44,561,525
   ADVANCES FROM FHLB OF
     INDIANAPOLIS                         14,663,466     19,500,036
   INTEREST PAYABLE                          100,536         83,030
   OTHER LIABILITIES                         300,708        535,787
                                       ----------------------------
            TOTAL LIABILITIES             64,842,493     64,680,378
                                       ----------------------------
STOCKHOLDERS' EQUITY
   PREFERRED STOCK ($.01 PAR VALUE)
      AUTHORIZED AND UNISSUED--350,000 SHARES
   COMMON STOCK ($.01 PAR VALUE)
      AUTHORIZED--1,750,000 SHARES
      ISSUED--580,064 SHARES                   5,801          5,801
   PAID IN CAPITAL                         4,182,406      4,178,218
   RETAINED EARNINGS-SUBSTANTIALLY
     RESTRICTED                            4,139,429      4,167,860
   UNEARNED ESOP SHARES --
     37,124 SHARES                          (296,992)      (315,554)
   TREASURY STOCK AT COST --
     48,585 SHARES                          (496,836)      (535,299)
   NET UNREALIZED LOSS ON SECURITIES
     AVAILABLE, NET OF TAX                  (157,484)      (289,737)
                                       ----------------------------
            TOTAL STOCKHOLDERS' EQUITY     7,376,324      7,211,289
                                       ----------------------------

            TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY              $  72,218,817  $  71,891,667
                                       ============================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMTRUST CAPITAL CORP.
                              Registrant

Date: January 21, 1997        /s/ Bruce M. Borst
                              __________________________
                              Bruce M. Borst, President, Chief
                              Executive Officer and Director
                              (Duly Authorized Officer)


Date: January 21, 1997        /s/ Jami L. Cornish
                              __________________________
                              Jami L. Cornish, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)