Form 10QSB
period 1997-03-31
AMTRUST CAPITAL CORP
filed 1997-04-25
CIK 934541

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, DC 20549
              _______________________

                    FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                         OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-25484

               AMTRUST CAPITAL CORP.
______________________________________________________________
(Exact name of registrant as specified in its charter)


DELAWARE                                     35-1940250
___________________________       ______________________________
(State or other jurisdiction of   (I.R.S. Employer Identification number)
incorporation or organization)

20 W. Fifth Street, Peru, Indiana                 46970
     _________________________________________
(Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code: (317) 472-1991

Check here whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ x ]        No [     ]

As of March 31, 1997, there were 499,355 shares of the Registrant's common stock outstanding.

Transitional Small Disclosure (check one): Yes [     ]    No [ x ]

        AMTRUST CAPITAL CORP. AND SUBSIDIARY

                       INDEX

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

                    Consolidated condensed balance sheet at
                    March 31, 1997 and June 30, 1996
                    (Unaudited) ..............................................

                    Consolidated condensed statement of income for
                    the three and nine months ended March 31, 1997
                    and 1996  (Unaudited) ....................................

                    Consolidated condensed statement of changes in stockholders' equity for the nine months ended
                    March 31, 1997 and 1996 (Unaudited) ......................

                    Consolidated condensed statement of cash flows for
                    the nine months ended March 31, 1997 and 1996
                    (Unaudited) ..............................................

                    Notes to unaudited consolidated condensed financial
                    statements ...............................................

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ......................

PART II.      OTHER INFORMATION

Item 1.          Legal Proceedings ...........................................
Item 2.          Changes in Securities .......................................
Item 3.          Defaults Upon Senior Securities .............................
Item 4.          Submission of Matters to a Vote of Security Holders .........
Item 5.          Other Information ...........................................
Item 6.          Exhibits and Reports on Form 8-K ............................
                     Signatures ..............................................

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED BALANCE SHEET

                                           March 31,       June 30,
                                             1997            1996
                                         ------------    ------------
                                                  (UNAUDITED)
ASSETS
   CASH AND DUE FROM BANKS               $  1,529,708    $  1,128,289
   INTEREST-BEARING DEPOSIT                   268,956         617,842
   INVESTMENT SECURITIES
          HELD TO MATURITY                  2,184,126       2,612,885
          AVAILABLE FOR SALE               11,895,342      11,919,170
                                         ------------    ------------
            TOTAL INVESTMENT SECURITIES    14,079,468      14,532,055
   MORTGAGE LOANS HELD FOR SALE               499,941       1,508,611
   LOANS                                   50,389,284      50,294,720
   ALLOWANCE FOR LOAN LOSSES                 (474,055)       (494,375)
                                         ------------    ------------
            NET LOANS                      49,915,229      49,800,345

   PREMISES AND EQUIPMENT                   1,284,518       1,124,519
   FEDERAL HOME LOAN BANK OF
     INDIANAPOLIS STOCK                     1,050,000       1,050,000
   CASH SURRENDER VALUE-LIFE
     INSURANCE POLICIES                     1,126,866       1,100,203
   INTEREST RECEIVABLE                        487,674         378,648
   DEFERRED INCOME TAX BENEFITS               293,419         326,650
   CURRENT INCOME TAX REFUNDABLE              137,582          22,105
   OTHER ASSETS                               357,151         302,400
                                         ------------    ------------
            TOTAL ASSETS                 $ 71,030,512    $ 71,891,667
                                         ============    ============
LIABILITIES
   DEPOSITS                              $ 51,081,680    $ 44,561,525
   ADVANCES FROM FHLB OF INDIANAPOLIS      12,163,466      19,500,036
   INTEREST PAYABLE                           167,405          83,030
   OTHER LIABILITIES                          395,952         535,787
                                         ------------    ------------
            TOTAL LIABILITIES              63,808,503      64,680,378
                                         ------------    ------------
STOCKHOLDERS' EQUITY
   PREFERRED STOCK ($.01 PAR VALUE)
      AUTHORIZED AND UNISSUED--350,000 SHARES
   COMMON STOCK ($.01 PAR VALUE)
      AUTHORIZED--1,750,000 SHARES
      ISSUED--580,064 SHARES                    5,801           5,801
   PAID IN CAPITAL                          4,182,406       4,178,218
   RETAINED EARNINGS-SUBSTANTIALLY
     RESTRICTED                             4,188,724       4,167,860
   UNEARNED ESOP SHARES --
     37,124 AND 39,445 SHARES                (296,992)       (315,554)
   TREASURY STOCK AT COST --
     53,585 AND 52,205 SHARES                (553,086)       (535,299)
   NET UNREALIZED LOSS ON SECURITIES
     AVAILABLE FOR SALE, NET OF TAX          (304,844)       (289,737)
                                         ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY      7,222,009       7,211,289
                                         ------------    ------------

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY         $ 71,030,512    $ 71,891,667
                                         ============    ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF INCOME

                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                MARCH 31,                 MARCH  31,
                            1997         1996         1997          1996
                         _______________________   ________________________

                              (UNAUDITED)                  (UNAUDITED)
INTEREST INCOME
   LOANS RECEIVABLE      $   968,362  $ 1,012,058  $ 2,985,286  $ 2,999,159
   SECURITIES, INCLUDING
        DIVIDENDS            267,776      275,847      807,864      574,808
   INTEREST BEARING DEPOSITS  22,270       47,909       41,604      103,295
                         -----------  -----------  -----------  -----------
                           1,258,408    1,335,814    3,834,754    3,677,262
                         -----------  -----------  -----------  -----------
INTEREST EXPENSE
   DEPOSITS                  582,147      598,373    1,670,897    1,783,709
   ADVANCES FROM FEDERAL
        HOME LOAN BANK       188,218      210,537      707,314      487,125
                         -----------  -----------  -----------  -----------
                             770,365      808,910    2,378,211    2,270,834
                         -----------  -----------  -----------  -----------
NET INTEREST INCOME          488,043      526,904    1,456,543    1,406,428
  PROVISION FOR LOSSES ON LOANS
                                           15,000      (17,348)      (4,317)
                         -----------  -----------  -----------  -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOSSES ON LOANS        488,043      511,904    1,473,891    1,410,745
                         -----------  -----------  -----------  -----------
OTHER INCOME
   SERVICE CHARGES ON
       DEPOSIT ACCOUNTS       17,725       21,731       55,536       78,041
   GAINS (LOSSES) ON SALE OF
       INVESTMENT SECURITIES                                        14,063
       LOANS HELD FOR SALE    33,119       48,747      111,446      166,776
  LOAN FEES AND SERVICE
       CHARGES                21,662       21,588       57,477       67,300
  ANNUITY COMMISSIONS
       AND OTHER FEES         25,886       45,640      105,225       52,677
   OTHER INCOME               18,027       42,808       64,501       73,527
                         -----------  -----------  -----------  -----------
                             116,419      180,514      394,185      452,384
                         -----------  -----------  -----------  -----------
OTHER EXPENSES
   SALARIES AND EMPLOYEE
        BENEFITS             239,736      261,848      728,048      721,967
   NET OCCUPANCY EXPENSES     37,993       44,910       97,884      113,629
   EQUIPMENT EXPENSES         28,221       24,046       79,927       72,444
   DATA PROCESSING FEES       28,998       32,745       79,878       89,555
   DEPOSIT INSURANCE EXPENSE   7,624       27,963      352,465       90,397
   LEGAL FEES                  7,566        5,927       44,448       47,155
   CUSTOMER DEPOSIT ACCOUNT
        EXPENSES              15,100       15,203       47,870       38,035
   ADVERTISING AND PROMOTION  14,874       16,069       29,304       34,860
   PRINTING AND OFFICE
        SUPPLIES              16,168       10,639       38,358       39,266
   OTHER EXPENSES             93,697      102,212      316,634      302,635
                         -----------  -----------  -----------  -----------
                             489,977      541,562    1,814,816    1,549,943
                         -----------  -----------  -----------  -----------

INCOME BEFORE INCOME TAX
     EXPENSE                 114,485      150,856       53,260      313,186

  INCOME TAX EXPENSE          38,616       65,816        5,823      145,430
                         -----------  -----------  -----------  -----------

NET INCOME               $    75,869  $    85,040  $    47,437  $   167,756
                         ===========  ===========  ===========  ===========

NET INCOME  PER SHARE           0.15         0.15         0.10         0.29

WEIGHTED AVERAGE SHARES OUTSTANDING
                             491,577      571,629      491,157      577,018

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK


CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      NINE MONTHS ENDED
                                                          MARCH 31,
                                                      1997         1996
                                                  ___________  ___________


BEGINNING BALANCE                                 $ 7,211,289  $ 7,637,135

     STOCK PURCHASE                                   (56,250)    (139,713)

     ESOP SHARES EARNED                                18,562       18,562

     ADDITIONAL PAID IN CAPITAL                         4,641        5,221

    RECOGNITION AND RETENTION SHARES EARNED            38,010

     NET UNREALIZED LOSSES ON SECURITIES              (15,106)    (135,998)

     DIVIDENDS ($.05 PER SHARE)                       (26,574)

     NET INCOME                                        47,437      167,756
                                                 ------------  -----------
ENDING BALANCE                                   $  7,222,009  $ 7,552,963
                                                 ============  ===========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                         NINE MONTHS ENDED
                                                              MARCH 31,
                                                        1997          1996
                                                    ____________  ___________

OPERATING ACTIVITIES:
(UNAUDITED)

 NET INCOME                                         $     47,437  $   167,756
 ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
     PROVISION FOR LOAN LOSSES                           (17,348)      (4,317)
     PREMIUM AND DISCOUNT AMORTIZATION, NET                 (392)      (8,185)
     DEPRECIATION AND AMORTIZATION                        78,972       70,051
     GAINS ON SALES OF INVESTMENT SECURITIES
        AVAILABLE FOR SALE                                            (14,063)
     DEFERRED INCOME TAX BENEFIT                          43,140      (14,453)
     CURRENT INCOME TAX REFUNDABLE                      (115,476)     118,732
     LOANS ORIGINATED FOR SALE                        (2,776,596) (10,007,747)
     PROCEEDS FROM SALES AND PAYDOWNS ON LOANS
        HELD FOR SALE                                  3,896,712    9,496,699
     GAINS ON SALES OF LOANS HELD FOR SALE              (111,446)    (166,776)
     ESOP SHARES EARNED                                    23203       23,783
     RECOGNITION AND RETENTIONS PLAN
        COMPENSATION EXPENSE                              38,010
     CHANGE IN:
       INTEREST RECEIVABLE AND OTHER ASSETS             (163,777)  (1,401,901)
       CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES   (26,663)     (34,630)
     INTEREST PAYABLE AND OTHER LIABILITIES              (55,460)     227,613
                                                    -------------  ----------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     860,316  (1,547,438)
                                                    -------------  ----------
INVESTING ACTIVITIES:

 NET CHANGE IN INTEREST-BEARING DEPOSITS                  348,886     (32,133)
 PURCHASES OF SECURITIES AVAILABLE FOR SALE               (36,498) (9,736,900)
 PAYMENTS ON SECURITIES AVAILABLE FOR SALE                          1,298,355
 PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE               3,014,063
 PURCHASES OF SECURITIES HELD TO MATURITY                            (250,000)
 PAYMENTS ON SECURITIES HELD TO MATURITY                  464,461   1,700,108
 NET CHANGE IN LOANS                                      (97,536)    370,325
 PURCHASE OF PREMISES AND EQUIPMENT                      (238,971)    (47,030)
                                                      ------------  ---------
     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      440,342 (3,683,212)
                                                      ------------ ----------
FINANCING ACTIVITIES:

 NET CHANGE IN NOW, SAVINGS AND CERTIFICATES
    OF DEPOSIT                                         6,520,155      415,704
 PROCEEDS FROM FHLB ADVANCES                          13,066,570   18,250,000
 REPAYMENT OF FHLB ADVANCES                          (20,403,140) (13,750,000)
  PURCHASE OF AMTRUST STOCK                              (56,250)    (139,713)
PAYMENT OF DIVIDENDS                                     (26,574)
                                                    ------------  -----------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   (899,239)   4,775,991
                                                    ------------  -----------

NET CHANGE IN CASH                                       401,419     (454,659)
CASH, BEGINNING OF YEAR                                1,128,289    1,129,259
                                                    ------------  -----------

CASH, END OF YEAR                                   $  1,529,708  $   674,600
                                                    ============  ===========
ADDITIONAL CASH FLOW AND SUPPLEMENTARY INFORMATION
  INTEREST PAID                                     $  2,312,191  $ 2,198,039
  INCOME TAX PAID                                        227,161       (5,750)

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and results of operations for the three- and nine-month periods ending March 31, 1997 and 1996. The results of operations for the three- and nine-month periods ended March 31, 1997 are not necessarily indicative of the results of operations which may be expected for the fiscal year ended June 30, 1997.

Note 2 - Change in Accounting Method

The Company adopted Statement of Accounting Standards ("SFAS") No.
122, Accounting for Mortgage Servicing Rights, on July 1, 1996. Mortgage servicing rights on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. The amount of mortgage servicing rights capitalized during the three and nine months ended March 31, 1997 were $11,000 and $35,000, respectively.

Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of AmericanTrust in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. Additionally, at March 31, 1997, the Company had no significant assets except its equity investment in the Bank's stock and cash, no material liabilities and the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

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

FINANCIAL CONDITION

Total assets decreased by $861,000 during the nine months ended March 31, 1997 from $71.9 million at June 30, 1996 to $71.0 million at March 31, 1997. Cash and interest-bearing deposits increased $53,000. Investment securities decreased by $453,000 during the nine months ended March 31, 1997 due to principal reductions. Total loans decreased by $894,000 due to a decrease in loans origination.

Deposits increased to $51.1 million at March 31, 1997 from $44.6 million at June 30, 1996. The increase of $6.5 million was due to an increase in public funds of $6.0 million and an increase in core deposits of $500,000. FHLB advances decreased to $12.1 million at March 31, 1997 from $19.5 million at June 30, 1996 due to repayment of advances from increased deposits.

Stockholders' equity increased $11,000 between June 30, 1996 and March 31, 1997 as a result of net income for the quarter of $47,000, an increase of $23,000 as ESOP shares were earned at current stock prices, an increase of $38,000 due to stock earned under the Recognition and Retention Plan, a decrease of $56,000 due to the repurchase of AmTrust stock, a decrease of $26,000 in dividends paid, and an increase of net unrealized losses on securities available for sale, net of tax, of $15,000.

 COMPARISON OF OPERATING RESULTS FOR THE THREE- AND
  NINE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

General. The Company had net income of $76,000 and $47,000 for the three-and nine-month periods ended March 31, 1997 as compared to net income of $85,000 and $168,000 for the three- and nine-month periods ended March 31, 1996. The decrease of $121,000 for the nine-month period is primarily as result of the one-time FDIC special assessment to recapitalize the SAIF of $170,000, net of tax. Absent the one-time special assessment, the net income for the nine months ended March 31, 1997 would have been $217,000.

Net Interest Income. Net interest income was $488,000 and $1.5 million for the three- and nine-month periods ended March 31, 1997 as compared to $527,000 and $1.4 million for the three- and nine-month periods ended March 31, 1996. The Company's average spread increased to 2.57% for the nine-month period ended March 31, 1997 from 2.52% the nine-month period ended March 31, 1996. The ratio of the Company's average interest earning assets to average interest-bearing liabilities decreased to 104.59% for the nine-month period ended March 31, 1997 from 107.40% for the nine-month period ended
March 31, 1996.

Interest Income. Total interest income decreased by $77,000 for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996 due to a decrease in the average yield on interest earning assets to 7.58% for the three months ended March 31, 1997 as compared to 7.67% for the three months ended March 31, 1996. Total interest income increased $157,000 for the nine-month periods ended March
31, 1997 as compared to the nine-month periods ended March 31, 1996 due to an increase in interest earning assets of $2.8 million to $67.2 million from $64.8 million for the six months ended March 31, 1997 as compared to March
31, 1996. Average yields on interest-earning assets increased to 7.53% for the nine months ended March 31, 1997 as compared to 7.49% for the nine months March 31, 1996. Income from investment securities increased by $233,000 for the nine-month period ended March 31, 1997 from the nine-month periods ended March 31, 1996 due to the purchase of $8.0 million in securities in the latter part of December 1995.

Interest Expense. Interest expense decreased $39,000 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 due to a decrease in the average rate paid on interest-bearing liabilities. Interest expense increased $107,000 for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996 due to an increase of $3.4 million in average interest-bearing liabilities to $64.3 million for the nine month period ended March 31, 1997 as compared to $60.9 for the nine month period ended March 31, 1996.

The average rate paid on interest-bearing liabilities decreased to 4.89% for the three-month period ended March 31, 1997 as compared to 4.93% for the three-month period ended March 31, 1996. The average rate paid on interest-bearing liabilities for the nine months ended March 31, 1997 and 1996 remained 4.97%.

Provision for Losses on Loans. Management's quarterly assessment of classified assets, provision for loan losses and the loan portfolio as a whole indicated that no additional provision for losses on loans for the three month period. The adjustment of $17,000 for the nine-month period ended March
31, 1997 resulted from a recovery on a loan. The allowance for losses on loans to total loans decreased to .94% at March 31, 1997 from .98% at June 30, 1996.

Bennett Funding Group. The Company has a business relationship with Bennett Funding Group, Inc. ("BFGI") which filed for Chapter 11 bankruptcy protection on March 29, 1996. From 1992 to 1995, the Company purchased commercial lease contracts covering business equipment from BFGI, for which BFGI acts as servicer. At March 31, 1997, the book value of the Company's lease contracts totaled $817,000. In addition, the Company had $674,000 in Short Term Dealer Contracts with Bennett Leasing Corporation ("BLC") which was later included in the bankruptcy proceedings. Newspaper reports have indicated that BFGI may have utilized fictitious leases in some of its business activities. The Securities and Exchange Commission has filed a criminal and civil suit against an officer of BFGI which alleges various fraudulent actions including the sale of the same leases to two or more buyers. An allowance for loan losses of $179,000 has been allocated for potential losses on leases. The leases are currently on non-accrual status. BFGI continues to service the lease contracts under the leadership of the court-appointed Trustee. The Company is continuing to evaluate the allegations against BFGI and BLC and the effect that the bankruptcy filing will have on its leases and its security. Until the evaluation is complete, management is unable to predict with any certainty the effects of the bankruptcy on the Company.

Other Income. Other income decreased $64,000 and $58,000 for the three and nine months ended March 31, 1997 as compared to the three and nine months ended March 31, 1996. Decreases included $20,000 in commissions for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 due to decreased title policies issued through Indiana Financial Services Corp. Other decreases included gains on loans sold of $16,000 and $55,000 due to fewer loans originated for sale during the three and nine month periods ended March 31, 1997 and 1996, a decrease of $4,000 and $23,000 in service charges on deposit accounts as a result of the Company's April, 1996 sale of $5.2 million in deposits, and a $14,000 decrease in gains on the sale of investment securities for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. The decrease in the nine months ended March 31, 1997 was partially offset by an increase of $53,000 in commissions due to the purchase of U.S. Title in December of 1995.

Other Expenses. Other expenses decreased $52,000 and increased $265,000 for the three and nine months ended March 31, 1997 as compared to the three and nine months ended March 31, 1996. The decrease of $52,000 in the three months ended March 31, 1997 was a result of a decrease in deposit insurance expense due to a reduction of the FDIC premium of $20,000, a decrease of $22,000 in salaries and benefits was due to decreased commission paid on loans originated for sale. The increase in the nine months ended March 31, 1997 was primarily a result of the one-time FDIC special assessment on to recapitalize SAIF. FDIC deposit insurance increased $262,000 for the nine months ended March 31, 1997 as compared to the nine months ended March
31, 1997.

Income Tax Expense. Income tax expense decreased $27,000 for the three months ended March 31, 1997 as compared to the three months ended March
31, 1997 as a result of an decrease in pre-tax income. Income tax expense decreased $140,000 for the nine months ended March 31, 1997 due primarily to the decrease in pre-tax income of $260,000 resulting from the FDIC special assessment.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Bank's operating, financing and investing activities. At March 31, 1997 and June 30, 1996, cash and interest-bearing deposits totaled $1.8 million and $1.7 million, respectively. The Bank's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities.

While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet asset-liability objectives and local market conditions.

Liquidity management is both a short- and a long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (I) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank of Indianapolis ("FHLB"). Federal law limits an institutions's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At March 31, 1997, the Bank had approximately $17.2 million of unused credit available to it under the above-mentioned borrowing arrangement. At March 31, 1997, the Bank had borrowings of $12.1 million from the FHLB of Indianapolis.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%.
The Bank's liquidity ratios have consistently been maintained at levels in excess of regulatory requirements and at March 31, 1997 and June 30, 1996 were 9.07% and 9.29%, respectively.

At March 31, 1997 and June 30, 1996, the Bank had outstanding commitments to originate loans of $2.0 million and $1.7 million, respectively. The Bank anticipated that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

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

At March 31, 1997, the Bank's tangible and core capital both totaled $7.2 million or 10.2% of adjusted total assets, which exceeded the minimum tangible requirement by $6.1 million and the minimum core requirement by $5.1 million. The Bank's risk-based capital at March 31, 1997 totaled $7.6 million or 16.58%, which is $4.1 million above the 8% requirement.

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

RECENT DEVELOPMENTS

On September 30, 1996, federal legislation was enacted that required the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assessment, which was paid to the FDIC on November 27, 1996, was $295,000.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceeding.

     On April 26, 1996 Safeway Corporation of Indiana filed a complaint against the Bank seeking a temporary restraining order, preliminary injunction, permanent injunction and damages relating to a servicing contract. On March 4, 1997, the complaint was settled with the terms of a payment to Safeway Corporation of $11,000 and the cancellation of the servicing contract.

Item 2. Changes in Securities.  None.
Item 3. Defaults Upon Senior Securities.  None.
Item 4. Submission of Matters to a Vote of Security Holders.  None.
Item 5. Other Information.  None.
Item 6. Exhibits and Reports on Form 8-K.

     (A) Exhibits
          27.   Financial Data Schedules

     (B) A current report on Form 8-K was filed on January 24, 1997 to report the issuance of a press release announcing the payment of a quarterly dividend on February 17, 1997.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMTRUST CAPITAL CORP.
                              Registrant

Date: April 25, 1997          \s\ Bruce M. Borst
                              ________________________________
                              Bruce M. Borst, President, Chief
                              Executive Officer and Director
                              (Duly Authorized Officer)


Date: April 25, 1997          \s\ Jami L. Cornish
                              ______________________________
                              Jami L. Cornish, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)