Form 10KSB
period 1997-06-30
AMTRUST CAPITAL CORP
filed 1997-09-22
CIK 934541

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period from _______ to _______

         Commission file number 0-25484

                              AMTRUST CAPITAL CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                    Delaware                                  35-1940250
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)


      20 West Fifth Street, Peru, Indiana                     46970
    (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (765) 472-1991

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $5.7 million in gross income for the year ended June 30, 1997.

         As of September 15, 1997, there were issued and outstanding 526,479 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq SmallCap Market as of September 15, 1997 was approximately $5.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Annual Report to Stockholders for the fiscal year ended June 30, 1997.
PART III of Form 10-KSB--Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended June 30, 1997.

================================================================================

                                     PART I

Item 1.           Business

General

         AmTrust Capital Corp. ("AmTrust" or the "Company") is a Delaware corporation which was organized in 1994 by AmericanTrust Federal Savings Bank ("AmericanTrust" or the "Bank") for the purpose of becoming the savings and loan holding company of the Bank. The Company owns all of the outstanding stock of the Bank issued on March 28, 1995 in connection with the Bank's conversion from the mutual to the stock form of organization (the "Conversion"). Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

         At June 30, 1997, the Company had total assets of $72.2 million, deposits of $53.5 million and stockholders' equity of $7.5 million. The executive offices of the Company are located at 20 West Fifth Street, Peru, Indiana 46970 and its telephone number is (765) 472-1991.

         The Bank, the Company's only operating subsidiary, was originally chartered under the laws of the state of Indiana in 1886 as Peru Building and Loan Association and converted to a federally chartered mutual savings and loan association in 1936.

         AmericanTrust is principally engaged in the business of attracting deposits from the general public and using such deposits, together with funds generated from operations and borrowings, to originate one- to four-family residential loans. The Bank also originates consumer loans and, to a lesser extent, construction loans. The Bank has in the past originated a limited number of multi-family and commercial real estate loans. See " - Lending Activities." In addition, the Bank also invests in mortgage-backed securities, the majority of which are insured or guaranteed by federal agencies, and other securities. See " - Investment Activities - Mortgage-Backed Securities" and " - Investment Activities - Securities and Other Interest-Earning Assets."

         Through its main office, one branch office, and a limited service office (which provides all the services of a branch office with the exception of loan origination), the Bank serves communities located in Howard and Miami Counties, Indiana.

         The Bank's operations are regulated by the Office of Thrift Supervision (the "OTS"). The Bank is a member of the Federal Home Loan Bank System ("FHLB System") and a stockholder in the Federal Home Loan Bank ("FHLB") of Indianapolis. The Bank is also a member of the Savings Association Insurance Fund ("SAIF") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

Lending Activities

         General. Historically, the Bank originated primarily fixed-rate one- to four-family mortgage loans. In the mid 1980s, the Bank introduced the origination of balloon mortgage loans for retention in its portfolio, and the Bank securitized a portion of its fixed-rate loan portfolio and exchanged it for adjustable-rate securities in order to increase the percentage of assets in its portfolio with more frequent repricing or shorter maturities than traditional long-term, fixed-rate mortgage loans. Thereafter, the Bank began originating ARM loans and converted some of the balloon mortgages to adjustable-rate mortgage ("ARM") loans when they matured. Nevertheless, the Bank has continued to originate fixed-rate mortgage loans in response to customer demand, which are typically sold in the secondary market with servicing retained. Such loans are primarily for terms of up to 30 years. The Bank still originates a limited number of balloon loans and has purchased a small amount of leases on business equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets/Liability Management" in the Annual Report to Stockholders for the fiscal year ended June 30, 1997 attached hereto as Exhibit 13 (the "Annual Report").

         While the Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, it also originates consumer loans (including mobile home loans), and to a lesser extent, construction loans. The Bank had in the past purchased and originated a limited number of multi-family and commercial real estate loans. See " - Multi-Family and Commercial Real Estate Lending." With the exception of consumer loans and lease contracts, substantially all of the Bank's loans are originated in its market area. At June 30, 1997, the Bank's loans, net and loans held for sale totaled $50.7 million.

         Notwithstanding loan sales, the Bank's loan portfolio decreased $583,000, or 1.2%, from $51.3 million at June 30, 1996 to $50.7 million at June 30, 1997. While the real estate loan portfolio decreased, consumer loans, including mobile home and recreational vehicle ("RV") loans increased $3.5 million from $17.1 million at June 30, 1996 to $20.6 million at June 30, 1997. As a result, a portion of the Bank's loan portfolio represents unseasoned loans. See "- Consumer Lending."

         The President has authority to approve loans up to $214,600 (the FHLMC loan limit). All loans in excess of $214,600 require the approval of the entire Board of Directors.

         Under OTS regulations, the Bank's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1997, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was $1.1 million.

         Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank's loan portfolio (including loans held for sale) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                 June 30,
                                                    ------------------------------------------------------------------
                                                          1997                    1996                    1995
                                                    --------------------   -------------------    --------------------
                                                     Amount     Percent      Amount   Percent      Amount      Percent
                                                    --------    --------   --------   --------    -------     --------
                                                                             (Dollars in Thousands)
Real Estate Loans:
------------------
  One- to four-family(1)......................       $25,542      50.24%   $29,476      57.58%    $30,966       62.65%
  Multi-family................................         1,352       2.66      1,387       2.71       1,343        2.71
  Commercial..................................           955       1.88      1,045       2.04       1,359        2.75
  Construction................................           919       1.81        690       1.35         644        1.31
                     --                              -------     ------    -------     ------     -------      ------
        Total real estate loans...............        28,768      56.59     32,598      63.68      34,312       69.42
                     --                              -------     ------    -------     ------     -------      ------

Other Loans:
------------
   Consumer Loans
     Deposit account..........................           159        .31        107        .21         111         .22
     Automobile...............................           890       1.75      1,118       2.18       1,005        2.03
     Home equity..............................           315        .62        258        .50         254         .51
     Home improvement.........................         1,035       2.04      1,521       2.97       1,753        3.55
     Mobile homes/RVs.........................        17,827      35.07     13,861      27.08      10,754       21.76
     Other....................................           351        .69        238        .47         365         .74
                     --                              -------     ------    -------     ------     -------      ------
        Total consumer loans..................        20,577      40.48     17,103      33.41      14,242       28.81

   Lease Contracts(2).........................         1,491       2.93      1,491       2.91         871        1.77
                     --                              -------     ------    -------     ------     -------      ------
        Total other loans.....................        22,068      43.41     18,594      36.32      15,113       30.58
                     --                              -------     ------    -------     ------     -------      ------
        Total loans...........................        50,836     100.00%    51,192     100.00%     49,425      100.00%
                                                                 ======                ======                  ======
Less:
-----
 Loans in process.............................           857                   540                    527
 Deferred fees (costs) and discounts..........        (1,270)               (1,151)                (1,134)
 Allowance for losses.........................           523                   494                    400
                                                     -------               -------                -------
        Total loans, net......................       $50,726               $51,309                $49,632
                                                     =======               =======                =======

____________________
(1) Includes $1.1 million, $1.5 million and $1.8 million of loans held for sale at June 30, 1997, 1996 and 1995, respectively.
(2)  Represents a pool of leases on office equipment.

         The following table shows the composition of the Bank's loan portfolio (including loans held for sale) by fixed- and adjustable-rate at the dates indicated.

                                                                   June 30,
                                          -------------------------------------------------------------
                                                  1997              1996                1995
                                          -----------------------------------------------------------
                                            Amount   Percent   Amount    Percent   Amount    Percent
                                          --------   -------   ------    -------   ------  ----------
                                                           (Dollars in Thousands)
Fixed-Rate Loans:
-----------------
 Real estate:
  One- to four-family(1)................. $  9,008    17.72%  $ 9,523     18.60%  $ 9,118    18.45%
  Multi-family...........................      644     1.27       653      1.28       630      1.27
  Commercial.............................      ---      ---       369       .72       811      1.64
  Construction...........................      721     1.41       ---       ---       644      1.30
                                           -------   ------   -------    ------   -------    ------
     Total real estate loans.............   10,373    20.40    10,545     20.60    11,203     22.66
                                           -------   ------   -------    ------   -------    ------

 Consumer................................   20,262    39.86    16,845     32.91    13,988     28.31
 Lease contracts(2)......................    1,491     2.93     1,491      2.91       871      1.76
                                           -------   ------   -------    ------   -------    ------
     Total other loans...................   21,753    42.79    18,336     35.82    14,859     30.07
                                           -------   ------   -------    ------   -------    ------
        Total fixed-rate loans...........   32,126    63.19    28,881     56.42    26,062     52.73
                                           -------   ------   -------    ------   -------    ------

Adjustable-Rate Loans:
----------------------
 Real estate:
  One- to four-family(1).................   16,534    32.53    19,953     38.98    21,848     44.20
  Multi-family...........................      708     1.39       734      1.43       713      1.44
  Commercial.............................      234      .46       676      1.32       548      1.11
  Construction...........................      919     1.81       690      1.35       ---       ---
                                           -------   ------   -------    ------   -------    ------

        Total real estate loans..........   18,395    36.19    22,053     43.08    23,109     46.75

  Consumer...............................      315      .62       258       .50       254       .52
                                           -------   ------   -------    ------   -------    ------
        Total adjustable-rate loans......   18,710    36.81    22,311     43.58    23,363     47.27
                                           -------   ------   -------    ------   -------    ------
            Total loans..................   50,836   100.00%   51,192    100.00%   49,425    100.00%
                                                     =======             =======             ========
Less:
-----
 Loans in process........................      857                540                 527
 Deferred fees (costs) and discounts.....   (1,270)            (1,151)             (1,134)
 Allowance for losses on loans...........      523                494                 400
                                           -------            -------             -------
     Total loans, net....................  $50,726            $51,309             $49,632
                                           =======            =======             =======

________________________
(1) Includes $1.1 million, $1.5 million and $1.8 million of fixed- and adjustable-rate loans held for sale at June 30, 1997, 1996 and 1995, respectively.
(2) Represents a pool of leases on office equipment.

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                           Real Estate
                            --------------------------------------------------------------------
                                                    Multi-family and
                            One- to Four-Family(1)       Commercial            Construction
                            ----------------------  ---------------------  ---------------------
                                        Weighted                Weighted               Weighted
                                         Average                 Average                Average
                             Amount       Rate       Amount       Rate      Amount       Rate
                            --------   -----------  --------   ----------  --------   ----------
                                                   (Dollars in Thousands)
       Due During Years
         Ending June 30,
---------------------------
1998(2).................... $    35       8.30%       $644        8.39%      $919        6.96%
1999.......................      93       8.17         325        9.79        ---         ---
2000.......................      65       8.76         ---         ---        ---         ---
2001 and 2002..............     285       9.05         ---         ---        ---         ---
2003 to 2007...............   3,009       8.47         974        8.76        ---         ---
2008 to 2022...............  12,833       7.32         364        9.10        ---         ---
2023 and following.........   9,222       7.80         ---         ---        ---         ---
                            -------                 ------                   ----
                            $25,542       7.65      $2,307        8.86       $919        6.96
                            =======                 ======                   ====

                                  Consumer            Lease Contracts              Total
                            ----------------------  ---------------------  --------------------
                                        Weighted                Weighted               Weighted
                                         Average                 Average                Average
                             Amount       Rate       Amount       Rate      Amount       Rate
                            --------   -----------  --------   ----------  --------   ---------
                                                   (Dollars in Thousands)
       Due During Years
         Ending June 30,
--------------------------
1998(2)...................  $   455       8.99%     $  814         ---%    $2,867        5.64%
1999......................      364      11.37         117         ---        899        8.99
2000......................      789      10.16         560         ---      1,414        6.07
2001 and 2002.............    1,425      10.44         ---         ---      1,710       10.21
2003 to 2007..............    4,697      10.25         ---         ---      8,680        9.47
2008 to 2022..............   12,840       9.72         ---         ---     26,037        8.53
2023 and following........        7      10.50         ---         ---      9,229        7.80
                            -------                 ------                -------
                            $20,577       9.92      $1,491         ---    $50,836        8.39
                            =======                 ======                =======

__________________________
(1) Includes loans held for sale.
(2) Includes demand loans, loans having no stated maturity and overdraft loans.
(3) Lease contracts were all on non-accrual status.

         At June 30, 1997, the total amount of loans due after June 30, 1998 which have fixed interest rates is $30.5 million, while loans due after such date which have floating or adjustable interest rates is $17.4 million.

         All of the Bank's lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations. Properties securing real estate loans made by AmericanTrust are generally appraised by Board-approved independent appraisers. In the loan approval process, AmericanTrust assesses the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the credit-worthiness of the borrower.

         The Bank requires evidence of marketable title and lien position or appropriate title insurance (except on certain home equity loans) on all loans secured by real property. The Bank also requires fire and extended coverage casualty insurance in amounts at least equal to the lesser of the principal amount of the loan or the value of improvements on the property, depending on the type of loan. As required by federal regulations, the Bank also requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

         Management reserves the right to change the amount or type of lending in which it engages to adjust to market or other factors.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At June 30, 1997, the Bank's one- to four-family residential mortgage loans totaled $25.5 million, or 50.2%, of the Bank's gross loan portfolio. In the future, the Bank intends to utilize third-party originations as a source of one- to four-family loan originations subject to compliance with all customary underwriting procedures of the Bank. The loans purchased may include loans secured by modular housing units that qualify as one- to four-family loans.

         The Bank currently offers fixed-rate and adjustable-rate mortgage loans. For the year ended June 30, 1997, the Bank originated $2.1 million of adjustable-rate one-to four-family real estate loans. During the same period, the Bank originated $6.3 million of fixed-rate one- to four-family real estate loans. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

         The Bank has offered adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with terms of 15 to 30 years. The Bank currently offers one-year adjustable-rate mortgage loans with a stated interest rate margin over the one-year Constant Maturity Treasury Index. The Bank has utilized other indices in prior years, such as the Eleventh FHLB District's Cost of Funds Index. The majority of these loans provided for a 1.0% maximum annual cap and a life-time cap of 5.0% over the initial rate. Currently, the Bank's one-year adjustable-rate mortgages generally provide for a 2.0% annual cap and a lifetime cap of 6.0% over the initial rate.

As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. Currently, all adjustable-rate mortgage loans originated do not provide for a minimum interest rate.

         From time to time, AmericanTrust originates adjustable-rate mortgages which may have an initial interest rate that is lower than the sum of the specified index plus the margin. Borrowers with adjustable-rate mortgage loans are qualified at 2% over the initial rate. Adjustable-rate loans decrease the risk to the Bank associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

         The Bank currently offers fixed-rate mortgage loans with maturities from 15 to 30 years. The Bank also offers a balloon loan with a term of seven years. Interest rates charged on these fixed-rate loans are priced on a regular basis according to market conditions. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

         The Bank also originates loans with terms of 15 or 30 years pursuant to programs sponsored by the Veteran's Administration ("VA") or the Federal Housing Administration ("FHA"). Such loans generally carry a guarantee from the VA or are insured by the FHA. These loans are typically sold in the secondary market with servicing released. The Bank also offers loans for the Guaranteed Loan Program with Rural Development (formerly Farmers Home Administration).

         Currently, AmericanTrust will lend up to 95% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans, provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure to not more than 80% of the appraised value or sales price, as applicable. The loan-to-value ratio on non-owner occupied one- to four-family loans is generally 75% of the lesser of the sales price or appraised value of the security property. Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by the Bank contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

         The loans currently originated by the Bank are typically underwritten and documented pursuant to the guidelines of the FHLMC. The Bank's decision to hold or sell these loans is based on its asset liability management policy and goals and the market conditions for mortgages at any period in time. Under current policy, the Bank typically originates for sale all conforming fixed- and adjustable-rate mortgage loans originated. The Bank currently retains the servicing of the conventional loans it sells. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" for information regarding fees received by the Bank in connection with loans serviced for others. At June 30, 1997, the Bank had $2.3 million of fixed-rate residential loans with remaining terms of less than 10 years and $6.7 million of fixed-rate loans with remaining terms of 10 years or more in its loan portfolio.

                  Residential Construction Lending. The Bank makes construction loans for the construction of residences (including modular homes). At June 30, 1997 the Bank's construction loan portfolio totaled $919,000 or 1.8% of its gross loan portfolio. As of that date, all of these loans were secured by property located within the Bank's market area.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs from four to six months. These construction loans have rates and terms comparable to one- to four-family loans then offered by the Bank, except that during the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner occupied single family construction loans is 95%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

         Construction loans are obtained primarily from walk-in customers. The application process includes submission to the Bank of plans and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value or the cost of construction (land plus building).

         The Bank's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Bank reviews the progress of the construction of the dwelling and requires that the dwelling be inspected by an independent appraiser before disbursements are made.

         Consumer Lending. AmericanTrust currently offers a variety of secured consumer loans, including mobile home and RV loans, home improvement and home equity loans, automobile loans and loans secured by savings deposits. The Bank also offers unsecured consumer loans. Except for mobile home and RV loans, AmericanTrust currently originates substantially all of its consumer loans in its market area. AmericanTrust originates consumer loans by extending credit directly to the borrower. Mobile home and RV loans are originated on an indirect basis through the acquisition of installment payment contracts from retailers who have extended credit to their customers for the purchase of mobile homes or RVs. At June 30, 1997, the Bank's consumer loans totaled $20.6 million, or 40.5% of the Bank's gross loan portfolio.

         The largest component of AmericanTrust's consumer loan portfolio consists of mobile home and RV loans. At June 30, 1997, mobile home loans totaled $4.6 million, or approximately 9.1% of the Bank's gross loan portfolio, and RV loans totalled $13.2 million, or 26.0% of the Bank's gross loan portfolio. In 1984, the Bank began offering mobile home loans in order to provide affordable housing to individuals. AmericanTrust typically indirectly originates loans secured by new and used mobile homes purchased by individuals from dealers who meet AmericanTrust's qualifications. Pursuant to agreements with two corporations specializing in financing and originating mobile home loans, these companies solicit loan opportunities from dealers, receive and process all credit applications, submit applications to AmericanTrust and assist in the collection of delinquent accounts and resale of repossessed collateral. When the completed loan application package is received by AmericanTrust, the Bank independently underwrites the loan and determines whether to accept the loan. At June 30, 1997, mobile home loans originated pursuant to these agreements amounted to substantially all mobile home loans outstanding.

         Mobile homes securing such loans are located primarily in Indiana. Mobile home loans are typically made at a higher yield and for a shorter maturity than one- to four-family residential mortgage loans. Most of the Bank's mobile home loans have been originated with fixed rates of interest and are generally made in amounts of up to a maximum of the lesser of 125% of the net invoice or 90% of the appraised value or buyer's cost. The buyer's cost can include such items as freight, itemized set-up charges, physical damage insurance, sales tax and filing and recording fees. AmericanTrust is permitted by regulation to make mobile home loans for terms of up to 20 years, although most of the Bank's mobile home loans are for terms of 15 years or less. At June 30, 1997, mobile home loans totaling $42,000, or .08% of the Bank's gross loan portfolio were 60 days or more delinquent.

         In January 1994, the Bank began indirectly originating RV loans to individuals who meet the Bank's underwriting standards, pursuant to agreements with financing companies which are similar to the mobile home loan origination agreements described above. At June 30, 1997, RV loans totaling $144,000 or .28% were 60 days or more delinquent.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Management considers consumer lending to be an important component of its asset/liability management strategy. Consumer loans, in particular mobile home and RV loans, generally have intermediate terms to maturity as compared to single family mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. As a result, AmericanTrust has increased its consumer lending in recent periods.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Furthermore, repossession of mobile homes and RVs can be difficult and time consuming as compared to the repossessing other property. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (approximately $170,000 or approximately .83% of the Bank's consumer loan portfolio at June 30, 1997 was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future, particularly since many such credits, particularly loans secured by RVs, are new and unseasoned. See "- Asset Quality - Non-Performing Assets."

         Multi-Family and Commercial Real Estate Lending. AmericanTrust has originated and purchased a limited amount of real estate loans secured by multi-family and non-residential properties. Properties securing these loans included office buildings, strip malls, apartment buildings, churches and nursing homes. At June 30, 1997, $2.3 million, or 4.5% of the Bank's gross loan portfolio, consisted of multi-family and commercial real estate loans.

         Multi-family and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project and as such may be subject to a greater extent than residential loans to adverse conditions in the economy generally.

         Appraisals on properties securing multi-family and commercial real estate property loans originated by the Bank generally are performed by independent fee appraisers at the time the loan is made. Appraisals on multi-family and commercial real estate loans are generally reviewed by the Bank's Board of Directors. In addition, the Bank's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships and income projections for the property. Personal guarantees are often required for the Bank's multi-family and commercial real estate loans.

         Loans secured by commercial real estate and multi-family properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. At June 30, 1997, none of the Bank's loans secured by multi-family and commercial real estate were non-accruing. See "- Asset Quality."

         In the future, the Bank may continue to consider originating or participating in multi-family and commercial real estate lending especially in low- and moderate-income projects in the communities it serves. Such lending may entail additional credit risk not present in other lending ventures.

         Lease Contracts. In fiscal 1993, the Bank began purchasing commercial leases covering business equipment located principally in the various states located throughout the Midwest and along the East Coast. At June 30, 1997, the book value of the Bank's lease contracts totaled $1,491,000, or 2.9% of the Bank's gross loan portfolio. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The leases were purchased from a commercial lease origination firm with expertise in originating and acquiring such leases. The Bank purchased these leases because they were available at relatively high yields at a time when investment alternatives were generating lower yields and because such leases have relatively short terms, consistent with the Bank's asset/liability management strategy. Although, like other commercial business financings, commercial leases involve higher risk than residential mortgage loans, management believes that the purchase of such leases is consistent with the Bank's asset/liability strategy, in light of the comparatively higher yields, and the additional credit recourse provided by the seller. The leases are currently on non-accrual status due to the bankruptcy of Bennett Funding Group, Inc. ("BFGI"), the servicer of the leases. BFGI continues to service the lease contracts under the leadership of the court-appointed Trustee. See "-Asset Quality-Bennett Funding."

Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

         Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources.

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the fiscal year ended June 30, 1997, the Bank originated $6.3 million in fixed-rate loans and $2.1 million in adjustable rate loans, all of which were secured by one-to-four family real estate.

         The Bank currently holds in its portfolio certain non-conforming fixed- and adjustable-rate loans that it originates. The conforming fixed- and adjustable-rate loans originated by the Bank are generally sold in the secondary market, primarily to the FHLMC with servicing retained. From time to time, in order to reduce the interest rate risk associated with these loans, the Bank obtains forward delivery commitments from investors on loans in process. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. FHA and VA loans are sold with servicing released. During the fiscal year ended June 30, 1997, the Bank sold $5.3 million of one- to four-family loans in the secondary market with servicing retained, and $1.0 million servicing released.

         Typically, when loans are sold, AmericanTrust retains responsibility for collecting and remitting loan payments, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans, and receives a fee for performing this service. Sales of whole loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. At June 30, 1997, AmericanTrust was servicing mortgage loans for others in the amount of $29.0 million.

         The contractual right to service mortgage loans that have been originated and sold has an economic value that results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity, and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience on the loans, the types of loans and other factors.

         Gains or losses on the sale of mortgage loans are recorded at the time of the cash sale in an amount reflecting the difference between the contractual interest rate of the loans sold and the current market rate of interest.
The Bank receives a servicing fee from FHLMC on each loan sold.

         The Bank has from time to time purchased loans or interests in loans secured predominantly by one- to four-family real estate from other lenders. Purchased loans must comply with the Bank's underwriting standards. At June 30, 1997, the Bank had $1.5 million of lease contracts. See "- Lease Contracts." In addition, the Bank has invested funds in mortgage-backed securities. During the fiscal year ended June 30, 1997, the Bank neither purchased nor sold mortgage-backed securities. See the Notes to Consolidated Financial Statements in the Annual Report. See "- Investment Securities."

         The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.


                                               Year Ended June 30,
                                         --------------------------------
                                           1997        1996         1995
                                         -------    --------      -------
                                               (In Thousands)
Originations:
-------------
  One- to four-family.................   $ 8,397     $15,328      $11,523
  Consumer............................     8,927       7,358        9,020
                                         -------     -------      -------
         Total loans originated.......    17,324      22,686       20,543
                                         -------     -------      -------

Purchases:
----------
  Lease contracts.....................       ---       1,147          500
  Multi-family and commercial.........       ---         490          ---
  Mortgage-backed securities..........       ---         ---        3,000
                                         -------     -------      -------
         Total purchased..............       ---       1,637        3,500
                                         -------     -------      -------

Sales:
------
  One- to four-family.................     6,319      12,948        6,836
  Mortgage-backed securities..........       ---         ---        3,000
                                         -------     -------      -------
         Total sales..................     6,319      12,948        9,836
                                         -------     -------      -------

Principal repayments:
---------------------
  Loans...............................    11,361       9,608        8,971
  Mortgage-backed securities..........       392         718          692
                                         -------     -------      -------
         Total principal payments.....    11,753      10,326        9,663
                                         -------     -------      -------

         Net increase (decrease)......   $  (748)    $ 1,049      $ 4,544
                                         =======     =======      =======


Asset Quality

         General. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a reminder notice is sent to the borrower on all loans over five days delinquent. When a loan becomes 15 days delinquent, late charges are assessed and a notice of late charges is sent to the borrower. An additional late notice is sent to the borrower if the delinquency is not cured within 30 days of the required payment date. If the loan becomes 60 days delinquent and the borrower has not attempted to contact the Bank to arrange an acceptable plan to bring the loan current, the borrower is contacted by telephone. If the borrower contacts the Bank with a reasonable explanation for the delinquency, the Bank generally will attempt to reach workable accommodations with the borrower to bring the loan current. All proposed workout arrangements are evaluated on a case by case basis, based on the best judgement of the Bank's management, considering, among other things, the borrower's past credit history, current financial status, cooperativeness, future prospects and the reason for the delinquency. If the loan is in excess of 90 days delinquent, the loan will be referred to the Bank's legal counsel for collection. In all cases, if the Bank believes that its collateral is at risk and added delay would place the collectibility of the balance of the loan in further question, management may refer loans for collection even sooner than the 90 days described above.

         When a loan becomes delinquent 90 days or more, the Bank will place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

         Delinquent consumer loans are handled in a similar manner as to those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. See " - Lending Activities - Consumer Lending." The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1997. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                              Loans Delinquent For:
                            ----------------------------------------------------------
                                     60-89 Days                90 Days and Over             Total Delinquent Loans
                            ---------------------------   ----------------------------  -----------------------------
                                               Percent                        Percent                        Percent
                                               of Loan                        of Loan                        of Loan
                            Number   Amount    Category    Number   Amount    Category    Number   Amount    Category
                            ------   ------    --------   -------  -------    --------  --------  -------    --------
                                                               (Dollars in Thousands)
One- to four-family.........    8      $287       .56%       2    $   66       .13%        10     $  353       .69%
Consumer....................   11       103       .20       14       170       .34         25        273       .54
Lease contracts.............  ---       ---       ---      305     1,491      2.93        305      1,491      2.93
                              ---      ----       ---     ----    ------      ----        ---     ------      ----
     Total..................   19      $390       .76%     321    $1,727      3.40%       340     $2,117      4.16%
                              ===      ====       ===     ====    ======      ====        ===     ======      ====


         Real estate acquired by AmericanTrust as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for losses on loans. After acquisition, all costs incurred in maintaining the property are expensed. However, costs relating to the development and improvement of the property are capitalized to the extent of fair value.

         Bennett Funding Group, Inc. The Company has a business relationship with Bennett Funding Group, Inc. ("BFGI") which recently filed for Chapter 11 bankruptcy protection on March 29, 1996. From 1992 to 1995, the Company purchased commercial lease contracts covering business equipment from BFGI, for which BFGI acts as the servicer. At June 30, 1997, the book value of the Company's lease contracts totaled $817,000. In addition, the Company and $674,000 in Short Term Dealer Contracts with Bennett Leasing Corporation ("BLC") which was later included in the bankruptcy proceedings. Newspaper reports have indicated that BFGI may have utilized fictitious leases in some of its business activities. The SEC has filed a criminal and civil suit against an officer of BFGI which alleges various fraudulent actions including the sale of the same leases to two or more buyers. Reserves of $67,000 have been recorded for probable losses as a result of lease prepayments. In addition, reserves of $149,000 have been allocated to the leases for potential losses.

         The Company is continuing to evaluate the allegations against BFGI and BLC and the effect that the bankruptcy filing will have on its leases and its security. Until the evaluation is complete, management is unable to predict with any certainty the effects of the bankruptcy on the Company.

         Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets. Interest income on loans is accrued over the term of the loans based upon the principal outstanding except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. For all years presented, the Bank's troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate or with a maturity less than that customary in the Bank's market) are included in the table below. Foreclosed assets include assets acquired in full or partial settlement of loans. The amounts shown do not reflect reserves set up against such assets. See "- Allowance for Losses on Loans."


                                                        June 30,
                                         ---------------------------------------
                                         1997           1996             1995
                                        ------         ------           ------
                                                 (Dollars in Thousands)
Non-accruing loans:
  One- to four-family.................  $   66        $    66          $  ---
  Commercial real estate..............     ---            ---              44
  Consumer............................     239             23              46
  Leases..............................   1,491          1,491             ---
                                        ------          ------            ----
     Total............................   1,796          1,580              90

Restructured loans:
  Commercial real estate..............     644            809             826

Foreclosed assets:
  One- to four-family.................     ---             43             ---
  Consumer............................     186            ---             ---
                                        ------          ------            ----
Total non-performing assets...........  $2,626          $2,432            $916
                                        ======          ======            ====
Total as a percentage of total assets.    3.64%           3.38%           1.35%
                                        ======          ======            ====


         For the fiscal year ended June 30, 1997, gross interest income which would have been recorded had the non-accruing and restructured loans been current in accordance with their original terms amounted to $224,000. Interest income received or accrued included $55,000 for the year ended June 30, 1997 on the non-accruing loans and restructured loans.

         At June 30, 1997, the Bank's non-accruing loans consisted of two loans secured by residential real estate totaling $66,000 and 19 consumer loans totaling $239,000. As discussed in more detail below, the Bank's interest in restructured loans at June 30, 1997 totaled $644,000. Such loans are secured by apartment complexes located in Indiana which were restructured in fiscal 1991 and 1992. At June 30, 1997, borrowers on each of these loans, of which the Bank's interest had aggregate balances of $363,000 and $281,000, respectively, had made all required payments in accordance with the terms of the restructured loan agreements. A description of these restructured loans is set forth below.

         In 1983, the Bank purchased a 50% interest in a $711,000 loan secured by an apartment complex located in Rochester, Indiana. In fiscal 1992, due to chronic delinquencies on the part of the borrower, the Bank and the lead lender agreed to restructure the loan to extend the initial term until 1997. Subsequent to the restructuring, the borrowers continued to make payments approximately 30 days late. The loan was 30 days delinquent at June 30, 1997. The Bank is accruing interest on this loan at the restructured interest rate. In addition, the borrowers have not established any reserve for repairs on the property should they become necessary. At June 30, 1997, the Bank's interest in this loan totalled $363,000.

         In 1983, the Bank originated a $724,000 loan secured by an apartment complex located in Logansport, Indiana of which it retained 40% interest. In fiscal 1992, due to chronic delinquencies on the part of the borrowers, the Bank agreed to restructure the loan to extend the repayment term until 199 . At June 30, 1997, the Bank's interest in this loan totalled $281,000. On the same date, the borrowers had made all required payments in accordance with the terms of the modified loan agreement. The Bank is accruing interest on this loan at the restructured interest rate.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above as of June 30, 1997, there were no other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of items in the non-performing asset categories.

         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1997, the Bank had classified a total of $2.8 million of its assets as substandard, $23,000 as doubtful, and $114,000 as loss. At June 30, 1997, total classified assets comprised $2.9 million, or 38.7% of the Bank's capital, or 4.0% of the Bank's total assets.

         Allowance for Losses on Loans. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance.

         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for losses on loans at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for losses on loans will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 1997, the Bank had a total allowance for losses on loans of $523,000, representing 21.4% of total non-performing loans and 1.0% of the Bank's loans, net. See Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth an analysis of the Bank's allowance for losses on loans.


                                                         Year Ended June 30,
                                                    ---------------------------------
                                                      1997       1996          1995
                                                    --------   --------     ---------
                                                           (In Thousands)
Balance at beginning of period....................    $494        $400         $334
                                                      ----        ----         ----
Charge-offs:
   One- to four-family............................     ---         ---           20
   Consumer.......................................       4          31            2
                                                      ----       -----         ----
Net charge-offs...................................       4          31           22
Provision for losses on loans ....................      33         125           88
                                                      ----        ----         ----
Balance at end of period..........................    $523        $494         $400
                                                      ====        ====         ====

Ratio of net charge-offs during the period to
 average loans outstanding during the period......     .01%        .06%         .05%
                                                       ===         ===          ===
Ratio of net charge-offs during the period to
 average non-performing assets....................     .40%       2.28%        1.85%
                                                       ===        ====         ====


         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                    June 30,
                                        ---------------------------------------------------------------
                                                1997                  1996                  1995
                                        -------------------  --------------------  --------------------
                                                   Percent               Percent               Percent
                                                   of Loans              of Loans              of Loans
                                                   in Each               in Each               in Each
                                        Amount of  Category   Amount of  Category  Amount of   Category
                                        Loan Loss  to Total   Loan Loss  to Total  Loan Loss   to Total
                                        Allowance   Loans     Allowance   Loans    Allowance     Loans
                                        ---------  --------   ---------  --------  ---------   --------
                                                             (Dollars in Thousands)
One- to four-family.....................  $ 31       50.24%     $ 35       57.58%    $ 39        62.65%
Multi-family and commercial real estate.    63        4.54        77        4.75      139         5.46
Construction............................   ---        1.81       ---        1.35      ---         1.31
Consumer................................   155       40.48       131       33.41      110        28.81
Lease contracts.........................   216        2.93       171        2.91      ---         1.77
Unallocated.............................    58         ---        80         ---      112          ---
                                          ----      ------      ----      ------     ----        -----

     Total..............................  $523      100.00%     $494      100.00%    $400        100.0%
                                          ====      ======      ====      ======     ====        =====

Investment Activities

         General. AmericanTrust must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 11.3%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Company and Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. Subject to the policies established by the Board of Directors, President Borst and Treasurer and Chief Financial Officer Cornish manage and oversee the investments and objectives for the investment portfolio. Such individuals are authorized to purchase, sell and trade securities subject to the guidelines set forth in the investment policy. All securities transactions are disclosed to the Board of Directors at their next regular meeting.

         Securities and Other Interest-Earning Assets. At June 30, 1997, the Company's interest-bearing deposits with other financial institutions totaled $1.1 million, or 1.5% of total assets, and its securities, consisting of federal agency obligations, mutual funds which invest in adjustable-rate mortgages and asset-backed securities, totaled $14.2 million, or 19.7% of total assets. In addition, as of such date, the Company had a $1,050,000 investment in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis. It is the Company's general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade. At June 30, 1997, the average term to maturity or repricing of the securities portfolio (excluding FHLB stock) was 12.3 years.

         The Company's securities, except for mortgage-backed securities, portfolio at June 30, 1997 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government or its agencies.

         The Company has investment securities of $183,000 that are backed by auto receivables in four Auto Receivables Trusts. The auto receivables were purchased between 1992 and 1994. In December 1995, Duff & Phelps Rating Co. ("Duff & Phelps") placed the Trusts on "rating watch-down" due to high vehicle repossessions and issues concerning the charge-off of certain loan balances against available cash reserves. On February 14, 1996 Duff & Phelps announced the downgrade to BBB-. At June 30, 1997 all of the auto receivable pools owned by the Company were paying as agreed.

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective June 30, 1993, the Company adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Company has the ability to hold to maturity are accounted for on an amortized cost basis. The investment policy of the Company has strategies for each type of security. See the Notes to the Consolidated Financial Statements in the Annual Report.

         The following table sets forth the composition of the Company's securities portfolio and other interest earning assets at the dates indicated.

                                                                                       June 30,
                                                    --------------------------------------------------------------------------------
                                                               1997                      1996                       1995
                                                    --------------------------   ------------------------   ------------------------
                                                     Carrying           % of      Carrying         % of      Carrying      % of
                                                      Value             Total      Value           Total      Value        Total
                                                    -----------        -------   ----------      --------    ----------    ---------
                                                                                (Dollars in Thousands)
Securities
  Available for sale:
     Federal agency obligations....................    $ 8,309          54.4 %      $8,117         52.1%     $3,004          24.3%
     Mortgage-backed securities....................      2,724          17.9         2,737         17.6         511           4.1
     Mutual funds..................................      1,116           7.3         1,065          6.8         120            .9
                                                       -------         -----     ---------       -------     ------         -----
         Subtotal..................................     12,149          79.6        11,919         76.5       3,635          29.3
                                                       -------         -----      --------       ------      ------         -----

  Held to maturity:
     Federal agency obligations....................        500           3.3           500          3.2       1,000           8.1
     Mortgage-backed securities....................      1,384           9.0         1,729         11.1       4,777          38.6
     Other asset-backed securities.................        183           1.2           384          2.5       2,164          17.5
                                                       -------         ------     --------       ------      ------         -----
         Subtotal..................................      2,067          13.5         2,613         16.8       7,941          64.2
                                                       -------         ------     --------       ------      ------         -----

FHLB stock.........................................     1,050            6.9         1,050          6.7         800           6.5
                                                       -------         -----      --------       ------      ------         -----

     Total securities and FHLB stock...............    $15,266         100.00%     $15,582        100.00%   $12,376         100.00%
                                                       =======         ======      =======        ======    =======         ======

Average remaining life of securities and mortgage-
    backed securities (excluding FHLB stock).......    12.3 years                  11.8 years                7.5 years

Other interest-earning assets
  Interest-bearing deposits with banks.............     $1,093         100.00%        $618        100.00%    $2,097         100.00%
                                                        ======         ======         ====        ======     ======         ======

         The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.


                                                                    June 30, 1997
                                     -------------------------------------------------------------------------------
                                       Less Than     1 to 5        5 to 10      Over 10
                                        1 Year        Years         Years        Years        Total Securities
                                       ----------  -----------  ------------  ----------  --------------------------
                                       Amortized    Amortized     Amortized    Amortized  Amortized
                                         Cost         Cost          Cost         Cost        Cost      Market Value
                                       ----------  -----------  ------------  ----------  ----------   -------------
                                                               (Dollars in Thousands)
Available for sale:
    Federal agency obligations....     $    ---       $3,000         $500        $5,000      $8,500         $8,309
    Mortgage-backed securities....          ---          ---          ---         2,792       2,792          2,724
    Asset management fund.........        1,117          ---          ---           ---       1,117          1,116
                                         ------       ------         ----        ------     -------        -------
                                          1,117        3,000          500         7,792      12,409         12,149
                                         ------       ------         ----        ------     -------        -------
Held to maturity:
     Federal agency obligations...          500          ---          ---           ---         500            493
     Mortgage-backed securities...          ---          ---          ---         1,384       1,384          1,350
     Asset-backed securities......          ---          183          ---           ---         183            150
                                         ------       ------         ----        ------     -------        -------
                                            500          183          ---         1,384       2,067          1,993
                                         ------       ------         ----        ------     -------        -------
Total securities..................       $1,617       $3,183         $500        $9,176     $14,476        $14,142
                                         ======       ======         ====        ======     =======        =======

Weighted average yield............          5.4%         6.3%         6.6%          7.1%        6.7%


         Mortgage-Backed Securities. The Bank has a portfolio of mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. Mortgage-backed securities can also serve as collateral for borrowings and as a source of liquidity. At June 30, 1997, the mortgage-backed securities totaled $4.2 million, or 5.8% of total assets. For information regarding the carrying and market values of the Bank's mortgage-backed securities portfolio, see the Notes to Consolidated Financial Statements in the Annual Report.

         Historically, most of the Bank's mortgage-backed securities were long-term, fixed-rate securities. In more recent years, the Bank has begun to purchase other types of mortgage-backed securities consistent with its asset/liability management objectives. In this regard, the Bank emphasizes the purchase of adjustable-rate mortgage-backed securities for asset/liability management purposes and in order to supplement the Bank's origination of adjustable-rate mortgage loans. At June 30, 1997, $354,000, or 8.5% of the Bank's mortgage-backed securities, carried adjustable rates of interest.

         The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                                                                     June 30,
                                                     ------------------------------------------------------------------------------
                                                              1997                      1996                      1995
                                                     ------------------------------------------------------------------------------
                                                     Carrying          % of     Carrying          % of      Carrying        % of
                                                       Value           Total      Value           Total       Value        Total
                                                     ----------     ----------  ---------         ------    --------       -----
                                                                                (Dollars in Thousands)
  Available for sale:
     Government National Mortgage Association......      $2,792          66.9%     $2,737          61.3%     $  511         9.7%
                                                         ------          ----      ------          ----      ------         ---

  Held to maturity:
     Government National Mortgage Association......         ---          ---          ---          ---        2,442        46.2
     Federal National Mortgage Association.........         354           8.5         369           8.3         587        11.1
     ASMC Acceptance Corporation...................         256           6.1         352           7.9         471         8.9
     Statewide Acceptance Corporation..............         774          18.5       1,008          22.5       1,277        24.1
                                                        -------         -----      ------         -----      ------       -----
          Subtotal.................................       1,384          33.1       1,729          38.7       4,777        90.3
                                                         ------         -----      ------         ------     ------       -----
     Total mortgage-backed securities..............      $4,176         100.00%    $4,466         100.00%    $5,288       100.00%
                                                         ======         ======     ======         ======     ======       ======

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at June 30, 1997.


                                                                 Over 10
                                                                  Years
                                                                 -------

Available for sale:
    Government National Mortgage Association...............       $2,792
                                                                  ------

Held to maturity:
    Federal National Mortgage Association..................          354
    ASMC Acceptance Corporation............................          256
    Statewide Acceptance Corporation.......................          774
                                                                  ------
           Subtotal........................................        1,384
                                                                  ------
     Total.................................................       $4,176
                                                                  ======


         At June 30, 1997, the Bank's portfolio of mortgage-backed securities did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government or its agencies, except for securities issued by Statewide Acceptance Corp. which had an aggregate carrying value of $774,000 and an aggregate market value of $763,000. The Statewide Acceptance Corporation securities are securities backed by FHA Title I home improvement loans which are generally insured by FHA up to 90% of the loan amount.

         Under the OTS risk-based capital requirements, Government National Mortgage Association ("GNMA") mortgage-backed securities have a zero percent risk weighting and Federal National Mortgage Association ("FNMA"), FHLMC and "AA" or higher rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans. At June 30, 1997, all of the Bank's mortgage-backed securities are backed by federal agencies except for mortgage-backed securities totaling $1.0 million.

         In addition, from time to time, the Bank has purchased collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). CMOs and REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes or tranches of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The Bank invests in these securities as an alternative to mortgage loans or mortgage-backed securities generally to satisfy the short- to intermediate-term portion of its asset/liability management strategy. At June 30, 1997, the Bank had no REMICs and CMOs.

Sources of Funds

         General. The Bank's primary sources of funds are deposits, payment of principal and interest on loans, interest earned on securities and mortgage-backed securities, interest earned on interest-bearing deposits with other banks, FHLB advances, and other funds provided from operations, including asset sales.

         FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At June 30, 1997, the Bank had total FHLB advances of $10.9 million. See "- Borrowings" and the Notes to Consolidated Financial Statements in the Annual Report.

         Deposits. AmericanTrust offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, savings, NOW, checking, money market deposit and certificate accounts. The certificate accounts currently range in terms from 91 days to six years.

         The Bank relies primarily on advertising (including television, radio and newspaper), competitive pricing policies and customer service to attract and retain these deposits. Currently, AmericanTrust solicits deposits from its market area only, does not use brokers to obtain deposits and currently, does not engage in any type of premium, gift or promotional programs beyond the advertising vehicles mentioned above. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

         The Bank also serves as a depository for public funds for various municipalities and related entities. At June 30, 1997, the amount of public funds on deposit with the Bank was $11.2 million. These accounts are subject to volatility depending on governmental funding needs and the Bank's desire to attract such funds.

         The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Bank during the periods indicated.


                                               Year Ended June 30,
                                      -------------------------------------
                                      1997            1996           1995
                                      ---------    ----------      --------
                                                  (In Thousands)

Opening balance..................       $44,562      $50,514       $48,349
Deposits (withdrawals), net......         6,704       (3,120)          151
Deposits sold....................           ---       (5,146)          ---
Interest credited................         2,257        2,314         2,014
                                       --------      -------       -------
Ending balance...................        53,523       44,562        50,514
                                       --------       ------       -------
Net increase (decrease)..........      $  8,961      ($5,952)      $ 2,165
                                       ========     ========       =======
Percent increase (decrease)......          20.1%       (11.8)%        4.48%
                                          =====        =====          ====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.


                                                                             Year Ended June 30,
                                         -----------------------------------------------------------------------------------------
                                                         1997                           1996                        1995
                                         ------------------------------------   ------------------------   -----------------------
                                                                    Weighted
                                                        Percent      Average                    Percent                  Percent
                                            Amount     of Total       Rate       Amount        of Total     Amount      of Total
                                         ----------    ---------    ---------   ---------      ---------    -------     ---------
                                                                         (Dollars in Thousands)

Transactions and Savings Deposits:
----------------------------------

NOW accounts(1).........................    $ 7,300         13.6%      2.3%   $   6,590          14.79%   $ 7,386         14.62%
Statement savings.......................      1,871          3.5       3.3        1,986           4.45      2,270          4.49
Regular passbook........................      3,917          7.3       3.3        3,775           8.47      3,991          7.90
90-day passbook accounts................      1,104          2.1       3.5        1,251           2.81      1,884          3.73
Money Market Accounts...................      4,700          8.8       3.8        4,785          10.74      5,671         11.23
                                            -------        -----                -------          -----      -----        ------

Total Non-Certificates..................     18,892         35.3                 18,387          41.26     21,202         41.97
                                            -------        -----                -------          -----      -----        ------

Certificates:
-------------

 2.50 -  3.49%..........................         54           .1                     58            .13        423           .84
 3.50 -  4.49%..........................        314           .6                    905           2.03      2,622          5.19
 4.50 -  5.49%..........................     12,176         22.7                  8,689          19.50      4,538          8.98
 5.50 -  6.49%..........................     20,216         37.8                 13,937          31.28     15,068         29.83
 6.50 -  7.49%..........................      1,671          3.1                  2,163           4.85      5,392         10.68
 7.50 -  8.49%..........................        200           .4                    423            .95      1,269          2.51

Total Certificates......................     34,631         64.7       5.6       26,175          58.74     29,312         58.03
                                           --------        -----                -------          ------    ------        ------

Total Deposits..........................    $53,523        100.00%     4.7%     $44,562         100.00%   $50,514        100.00%
                                            =======        ======               =======         ======    =======        ======

----------
(1)      Includes business checking accounts.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1997.

                                    3.00-      4.00-       6.00-       8.00-                  Percent
                                    3.99%      5.99%       7.99%       9.99%     Total       of Total
                                  --------   --------    --------     -------   ---------   -----------

Certificate accounts maturing in
quarter ending
---------------------------------
September 30, 1997...............  $  55     $10,201        $353        $---     $10,609         30.6%
December 31, 1997................     12       6,936         760         ---       7,708         22.3
March 31, 1998...................     38       1,646         479         ---       2,163          6.2
June 30, 1998....................      8       3,726         631         ---       4,365         12.6
September 30, 1998...............    ---       1,727         197         ---       1,924          5.6
December 31, 1998................    ---         922          81         ---       1,003          2.9
March 31, 1999...................    ---         429         276         ---         705          2.0
June 30, 1999....................    ---         185         642         ---         827          2.4
September 30, 1999...............    ---         355         291         ---         646          1.9
December 31, 1999................    ---         207         310         ---         517          1.5
March 31, 2000...................    ---         330         238         200         768          2.2
June 30, 2000....................    ---         166         257         ---         423          1.2
Thereafter.......................    ---         634       2,339         ---       2,973          8.6
                                    ----     -------      ------        ----     -------       ------

   Total.........................   $113     $27,464      $6,854        $200     $34,631       100.00%
                                    ====     =======      ======        ====     =======       ======

   Percent of total..............    .3%       79.3%       19.8%         .6%
                                     ==        ====        ====          ==


         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1997.

                                                                             Maturity
                                                    -------------------------------------------------------------
                                                                    Over        Over
                                                    3 Months       3 to 6      6 to 12        Over
                                                     or Less       Months      Months       12 Months      Total
                                                    --------     --------     --------      ---------     -------
                                                                           (In Thousands)
Certificates of deposit less than $100,000.......     $4,105       $2,708       $6,426         $9,486     $22,725
Certificates of deposit of $100,000 or more......        304          ---          102            300         706
Public funds (1).................................      6,200        5,000          ---            ---      11,200
                                                     -------      -------       ------         ------     -------
Total certificates of deposit....................    $10,609      $ 7,708       $6,528         $9,786     $34,631
                                                     =======      =======       ======         ======     =======

_________________________
(1)      Deposits from governmental and other public entities.

         Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings to support lending activities and to assist the Bank's asset/liability management strategy when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Bank desires additional capacity to fund loan demand.

         AmericanTrust's borrowings historically have consisted of advances from the FHLB of Indianapolis. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At June 30, 1997, the Bank had $1,050,000 of FHLB of

Indianapolis stock. The Bank has the ability to purchase additional capital stock from the FHLB. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). For additional information regarding the term to maturity and average rate paid on FHLB advances, see the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth the maximum month end balance and average balance of FHLB advances and other borrowings for the periods indicated.


                                          Year Ended June 30,
                                    ----------------------------------
                                    1997           1996         1995
                                    --------     --------      -------
                                        (Dollars in Thousands)
Maximum Balance:
----------------
  FHLB advances................      $19,015      $20,450      $16,000

Average Balance:
----------------
  FHLB advances................      $14,618      $12,771      $12,542



         The following table sets forth certain information as to the Bank's borrowings at the dates indicated.


                                                            June 30,
                                                 -------------------------------
                                                     1997       1996      1995
                                                     ----       ----      ----
                                                     (Dollars in Thousands)

FHLB advances...................................... $10,902     $19,5    $9,500
Weighted average interest rate of FHLB advances....    6.13%     5.85%     6.98%


Service Corporation Activities

         As a federally chartered savings bank, AmericanTrust is permitted by OTS regulations to invest up to 2% of its assets, or approximately $1.4 million at June 30, 1997, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of AmericanTrust's investment in its service corporation, Indiana Financial Service Corporation ("IFSCO") was approximately $474,000. AmericanTrust may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

         AmericanTrust's service corporation, IFSCO, is an Indiana corporation located in Peru, Indiana. IFSCO was organized by the Bank in 1972 and provides mortgage banking, annuity sales, credit life and other insurance services to customers in the Bank's primary market area. In December, 1995, IFSCO purchased the assets of U.S. Title, Inc. Following the acquisition, IFSCO, doing business as U.S. Title, has continued to provide the title insurance services offered by the former U.S. Title, Inc. For the fiscal year ended June 30, 1997, IFSCO had a net loss of approximately $42,000.

Competition

         AmericanTrust faces strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, savings institutions, mortgage bankers and credit unions located in the Bank's market area. Commercial banks, savings institutions and credit unions provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan fees it charges, and the types of loans it originates. See "- Lending Activities."

         The Bank attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located. Therefore, competition for those deposits is principally from commercial banks, savings banks, brokerage firms and credit unions located in these communities. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours, branch locations and interbranch deposit and withdrawal privileges.

         The Bank primarily serves Howard and Miami Counties, Indiana. There are four commercial banks, one savings institution, other than AmericanTrust, and three credit unions which compete for deposits and loans in Miami County. The Bank estimates that its share of the savings market in Miami County is approximately seven percent and its share of the residential mortgage market is approximately 15%. The Bank competes with seven commercial banks, four savings institutions and two credit unions in Howard County. The Bank's estimated market share of deposits and residential mortgages in this county is less than one percent.

Employees

         At June 30, 1997, the Bank had a total of 28 full-time and 5 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Regulation

         General. AmericanTrust is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the SAIF and the deposits of the Bank are insured by the SAIF of the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of May 19, 1997 and March 8, 1993, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1997, was approximately $25,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, the Bank's lending limit under this restriction was $1.1 million. The Bank is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

         Insurance of Accounts and Regulation by the FDIC. AmericanTrust is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         On September 30, 1996, federal legislation was enacted that required the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The SAIF special assessment applicable to the Bank, which was paid to the FDIC in November 1996, was approximately $295,000. This amount was accrued by the Company at September 30, 1996 by a charge to earnings.

         As a result of the SAIF recapitalization, the FDIC has amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. For the period October 1, 1996 through December 31, 1996, the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation ("FICO") obligation, such as the Bank, was reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The FDIC further reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank qualifies for the minimum SAIF assessment.

         Additionally, the FDIC has imposed a FICO assessment on SAIF-assessable deposits for the first semi-annual period of 1997 equal to 6.48 basis points per $100 of domestic deposits, as compared to a FICO assessment on BIF-assessable deposits for that same period equal to 1.30 basis points per $100 of domestic deposits.

         Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1997, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.

         At June 30, 1997, the Bank had tangible capital of $7.3 million, or 10.1% of adjusted total assets, which is approximately $6.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, the Bank had no intangibles which were subject to these tests.

         At June 30, 1997, the Bank had core capital equal to $7.3 million, or 10.1% of adjusted total assets, which is $5.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1997, the Bank had no capital instruments that qualify as supplementary capital and $382,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. AmericanTrust had no such exclusions from capital and assets at June 30, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The OTS announced that it will delay the effectiveness of the rule until it evaluates the implementation of the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation will be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On June 30, 1997, the Bank had total risk-based capital of $7.6 million (including $7.3 million in core capital and $382,000 in qualifying supplementary capital) and risk-weighted assets of $45.5 million (with no covered off-balance sheet assets); or total capital of 16.8% of risk-weighted assets. This amount was $4.0 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Company or the Bank may have a substantial adverse effect on the Company's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. See "- Regulatory Capital Requirements."

         Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

         Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 11.3% and a short-term liquid assets ratio of 5.2%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1997, the Bank met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in September 1996 and received a satisfactory rating.

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiary is not deemed an affiliate, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is registered with and files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the

OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including

FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1997, the Bank had $1,050,000 of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.81% and were 7.85% for fiscal 1997.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

         For the fiscal year ended June 30, 1997, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $82,000, which constitute a $15,000 increase over the amount of dividends received in fiscal year 1996. The $21,000 dividend received for the quarter ended June 30, 1997 reflects an annualized rate of 7.85%, or 5 basis points less than the rate for fiscal 1996. No assurance can be given that such dividends will continue in the future at such levels.

         Federal Regulation. For three years following the Bank's conversion to stock form, OTS regulations prohibit any person, without the prior approval of the OTS, from acquiring or making an offer (if opposed by the institution) to acquire more than 10% of the stock of any converted savings institution if such person is, or after consummation of such acquisition would be, the beneficial owner of more than 10% of such stock. In the event that any person, directly or indirectly, violates this regulation, the securities beneficially owned by such person in excess of 10% shall not be counted as shares entitled to vote and shall not be voted by any person or counted as voting shares in connection with any matter submitted to a vote of stockholders.

         Federal and State Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method.

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         Since 1987, the percentage of specially-computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction). Under changes in federal tax law enacted in August 1996, the percentage bad debt deduction has been eliminated for tax years beginning after December 31, 1995. Accordingly, this method will not be available to the Bank for its tax years ending June 30, 1997 and thereafter.

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Through December 31, 1995, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank.

         The federal tax legislation enacted in August 1996 also imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Bank, the base-year reserves are the balances as of June 30, 1988. Recapture of the excess reserves will occur over a six-year period which could begin for the Association as early as the tax year ending June 30, 1997 (commencement of the recapture period may be delayed, however, for up to two years provided the Bank meets certain residential lending requirements). The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

         Also, under the August 1996 legislation, the Bank's base-year federal tax bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Association pays a dividend in excess of the greater of its current or accumulated earnings and profits, redeems any of its stock, or is liquidated. The Bank has not established a deferred federal tax liability under SFAS No. 109 for its base-year federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured.

         The Bank and its subsidiary file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company intends to file consolidated federal income tax returns with the Bank and its subsidiary. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Bank and its consolidated subsidiary have not been audited by the IRS recently with respect to consolidated federal income tax returns. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiary.

         Indiana Taxation. The Company and the Bank are subject to the State of Indiana's 8.5% franchise tax on the net income of financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, tax exempt interest and bad debts. Other applicable Indiana taxes include sales, use and property taxes.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Executive Officer Who Is Not A Director

         Jami L. Cornish, age 34, is Treasurer and Chief Financial Officer of AmericanTrust and the Company, positions she has held since November 1994. Ms. Cornish joined the Bank in 1992 and was the Bank's Controller from 1992 to 1994. Ms. Cornish is responsible for the supervision of the Bank's accounting and loan processing departments. Prior to joining the Bank, Ms. Cornish was employed as Controller of Flexco Products located in Elkhart, Indiana.

Item 2.           Description of Properties

         The Bank conducts its business through two offices, its main office located in Peru, Indiana and its branch office located in Kokomo, Indiana; all locations are owned by the Bank. The Bank also operates a limited service office located in Peru, Indiana in space leased by the Bank. In June, 1996, IFSCO purchased a building in Kokomo, Indiana for the future use of U.S. Title. The following table sets forth information relating to each of the Bank's offices as of June 30, 1997. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1997 was approximately $1.3 million. See the Notes to Consolidated Financial Statements in the Annual Report.


                                                   Total
                                                Approximate       Net Book Value
                                 Date             Square                at
             Location          Acquired           Footage          June 30, 1997
---------------------------    --------        ------------       --------------

Main Office:
    20 West Fifth Street         1962            6,600              $244,030
    Peru, Indiana  46970

Branch Offices:
    1936 South Dixon Road        1994            4,000               687,360
    Kokomo, Indiana  46902

Limited Service Office:
    915 West Main Street        Leased             158                19,778
    Peru, Indiana  46970

U.S. Title Office:               1996            7,000               326,808
    210 N. Main Street
    Kokomo, Indiana  40901


         AmericanTrust believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company.

         The Bank maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 1997 was approximately $150,000.

Item 3.           Legal Proceedings

         The Company and AmericanTrust are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing AmericanTrust and the Company in the proceedings, that the resolution of these proceedings should not have a material effect on Company's financial condition or results of operations on a consolidated basis.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                                     PART II


Item 5.           Market for Common Equity and Related Stockholder Matters

         Page 46 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6.           Management's Discussion and Analysis or Plan of Operation

         Pages 4 through 20 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 7.           Financial Statements and Supplementary Data

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                                                 Pages in
                                                                                                  Annual
Annual Report Section                                                                             Report
---------------------                                                                             ------

Report of Independent Auditors...............................................................          21

Consolidated Statement of Balance Sheet as of June 30, 1997 and 1996..........................         22

Consolidated Statement of Income for the Years Ended June 30, 1997, 1996 and 1995.............         23

Consolidated Statement of Changes in Stockholders' Equity for the
  Years Ended June 30, 1997, 1996 and 1995....................................................         24

Consolidated Statement of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995.........         25

Notes to Consolidated Financial Statements...................................................    26 to 44

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1997, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act


         Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year. Information concerning the executive officer of the Registrant who is not a director is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officer of the Registrant Who Is Not A Director."


Item 10.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 11.          Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 12.          Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K
--------------------------------------------------
(a)      Exhibits


                                                                             Reference to
    Regulation                                                              Prior Filing or
   S-B Exhibit                                                               Exhibit Number
      Number                              Document                           Attached Hereto
--------------------------------------------------------------------------------------------
        2         Plan of acquisition, reorganization, arrangement,               None
                  liquidation or succession
       3(a)       Articles of Incorporation                                        *
       3(b)       By-Laws                                                          *
        4         Instruments defining the rights of security holders,             *
                  including debentures
        9         Voting Trust Agreement                                          None
        10        Material contracts
                    Form of Proposed Stock Option and Incentive Plan               *
                    Form of Proposed Recognition and Retention Plan                *
                    Employment Agreement with Bruce M. Borst                       *
        11        Statement regarding computation of per share earnings           None
        13        Annual Report to Security Holders                                13
        16        Letter regarding change in certifying accountants               None
        18        Letter regarding change in accounting principles                None
        21        Subsidiaries of Registrant                                       21
        22        Published report regarding matters submitted to vote of         None
                  security holders
        23        Consents of Experts and Counsel                                  23
        24        Power of Attorney                                               None
        27        Financial Data Schedule                                          27
        28        Information from reports furnished to state insurance           None
                  regulatory authorities
        99        Additional Exhibits                                             None

____________________
* Filed as exhibits to the Company's Form S-1 registration statement filed on December 19, 1994 (File No. 33- 87580) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

(b)      Reports on Form 8-K

           During the quarter ended June 30, 1997, a current report on Form 8-K was filed by the Company on April 25, 1997 to announce a $.05 per share cash dividend.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMTRUST CAPITAL CORP.



                                     By: /S/ Bruce M. Borst
                                     ------------------------------------------
                                     Bruce M. Borst, President, Chief Executive
                                     Officer and Director
                                     (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/ Bruce M. Borst
-------------------------------------------
Bruce M. Borst, President,
 Chief Executive Officer and Director
(Principal Executive and Operating Officer)

Date:             September 22, 1996



/s/ Kenneth L. Hasselkus
-------------------------
Kenneth L. Hasselkus, Director

Date:             September 22, 1996



/s/ Dean H. Hartley
-------------------------
Dean H. Hartley, Director

Date:             September 22, 1996



/s/ Thomas A. Kirk
------------------------
Thomas A. Kirk, Director

Date:             September 22, 1996


/s/ Roderic E. Daniels
----------------------------
Roderic E. Daniels, Director


Date:             September 22, 1996


/s/ Jami L. Cornish
------------------------------------
Jami L. Cornish, Treasurer and Chief
 Financial Officer
(Principal Financial and Accounting
 Officer)

Date:             September 22, 1996

                                 EXHIBITS INDEX


                                                                             Reference to
    Regulation                                                              Prior Filing or
   S-B Exhibit                                                               Exhibit Number
      Number                              Document                           Attached Hereto
--------------------------------------------------------------------------------------------
        2         Plan of acquisition, reorganization, arrangement,               None
                  liquidation or succession
       3(a)       Articles of Incorporation                                        *
       3(b)       By-Laws                                                          *
        4         Instruments defining the rights of security holders,             *
                  including debentures
        9         Voting Trust Agreement                                          None
        10        Material contracts
                    Form of Proposed Stock Option and Incentive Plan               *
                    Form of Proposed Recognition and Retention Plan                *
                    Employment Agreement with Bruce M. Borst                       *
        11        Statement regarding computation of per share earnings           None
        13        Annual Report to Security Holders                                13
        16        Letter regarding change in certifying accountants               None
        18        Letter regarding change in accounting principles                None
        21        Subsidiaries of Registrant                                       21
        22        Published report regarding matters submitted to vote of         None
                  security holders
        23        Consents of Experts and Counsel                                  23
        24        Power of Attorney                                               None
        27        Financial Data Schedule                                          27
        28        Information from reports furnished to state insurance           None
                  regulatory authorities
        99        Additional Exhibits                                             None