Form 10QSB
period 1997-09-30
AMTRUST CAPITAL CORP
filed 1997-10-28
CIK 934541

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, DC 20549
              _______________________

                    FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Registrant's telephone number, including area code: (765) 472-1991

Check here whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ x ]        No [     ]

As of September 30, 1997, there were 493,477 shares of the Registrant's common stock outstanding.

Transitional Small Disclosure (check one): Yes [     ]    No [ x ]

        AMTRUST CAPITAL CORP. AND SUBSIDIARY

                       INDEX

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

                    Consolidated condensed balance sheet at
                    September 30, 1997 and June 30, 1997
                    (Unaudited) .............................................3

                    Consolidated condensed statement of income for
                    the three months ended September 30, 1997 and 1996
                    (Unaudited) .............................................4

                    Consolidated condensed statement of changes in stockholders' equity for the three months ended
                    September 30, 1997 and 1996 (Unaudited) .................5

                    Consolidated condensed statement of cash flows for
                    the three months ended September 30, 1997 and 1996
                    (Unaudited) .............................................6

                    Notes to unaudited consolidated condensed financial
                    statements ..............................................7

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .....................8

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

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED BALANCE SHEET

                                             September 30,   June 30,
                                                 1997          1997
                                         ---------------------------------

                                                    (UNAUDITED)
ASSETS
   CASH AND DUE FROM BANKS                 $  1,226,573    $  1,514,563
   INTEREST-BEARING DEPOSITS                    166,815       1,093,288
   INVESTMENT SECURITIES
          HELD TO MATURITY                    1,934,853       2,067,249
          AVAILABLE FOR SALE                 12,288,889      12,148,535
            TOTAL INVESTMENT SECURITIES      14,223,742      14,215,784

   MORTGAGE LOANS HELD FOR SALE               1,261,862       1,081,538
   LOANS                                     48,579,351      50,167,394
   ALLOWANCE FOR LOAN LOSSES                   (513,455)       (522,743)
            NET LOANS                        48,065,896      49,644,651

   PREMISES AND EQUIPMENT                     1,260,553       1,277,976
   FEDERAL HOME LOAN BANK OF
     INDIANAPOLIS STOCK                       1,050,000       1,050,000
   CASH SURRENDER VALUE-LIFE
     INSURANCE POLICIES                       1,143,207       1,135,038
   INTEREST RECEIVABLE                          484,310         376,812
   DEFERRED INCOME TAX BENEFITS                 130,525         204,193
   CURRENT INCOME TAX REFUNDABLE                143,376         196,299
   OTHER ASSETS                                 528,521         455,320
                                          -----------------------------
            TOTAL ASSETS                  $  69,685,380   $  72,245,462
                                          =============================
LIABILITIES
   DEPOSITS                               $  48,406,800   $  53,522,701
   ADVANCES FROM FHLB OF INDIANAPOLIS        13,086,738      10,901,738
   INTEREST PAYABLE                             196,722          85,254
   OTHER LIABILITIES                            380,314         272,256
                                          -----------------------------
            TOTAL LIABILITIES                62,070,574      64,781,949
                                          -----------------------------
STOCKHOLDERS' EQUITY
   PREFERRED STOCK ($.01 PAR VALUE)
      AUTHORIZED AND UNISSUED--350,000 SHARES
   COMMON STOCK ($.01 PAR VALUE)
      AUTHORIZED--1,750,000 SHARES
      ISSUED--580,064 SHARES                      5,801           5,801
   PAID IN CAPITAL                            4,203,724       4,193,137
   RETAINED EARNINGS-SUBSTANTIALLY
      RESTRICTED                              4,284,010       4,249,256
   UNEARNED ESOP SHARES --
     33,002  AND 34,804 SHARES                 (269,149)       (278,430)
   TREASURY STOCK AT COST --
     53,585 AND 53,585 SHARES                  (553,086)       (553,086)
   NET UNREALIZED LOSS ON SECURITIES
     AVAILABLE, NET OF TAX                      (56,494)       (153,165)
                                            ---------------------------
            TOTAL STOCKHOLDERS' EQUITY          7,614,806     7,463,513
                                            ---------------------------

            TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                   $  69,685,380 $  72,245,462
                                            ===========================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                       THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        1997          1996
                                                     _______________________

                                                            (UNAUDITED)
INTEREST INCOME
   LOANS RECEIVABLE                                  $   945,096  $ 1,018,353
   SECURITIES, INCLUDING DIVIDENDS                       266,173      271,746
   INTEREST BEARING DEPOSITS                              15,730       10,536
                                                     ------------------------
                                                       1,226,999    1,300,635
                                                     ------------------------
INTEREST EXPENSE
   DEPOSITS                                              596,907      530,662
   ADVANCES FROM FEDERAL HOME LOAN BANK                  164,573      271,390
                                                     ------------------------
                                                         761,480      802,052
                                                     ------------------------
NET INTEREST INCOME                                      465,519      498,583
  PROVISION FOR LOSSES ON LOANS                            8,965
                                                     ------------------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOSSES ON LOANS                                   456,554      498,583
                                                     ------------------------
OTHER INCOME
   SERVICE CHARGES ON DEPOSIT ACCOUNTS                    27,546       18,957
   GAINS (LOSSES) ON SALE OF LOANS HELD FOR SALE          50,485       44,191
   LOAN FEES AND SERVICE CHARGES                          16,386       14,380
   ANNUITY COMMISSIONS AND OTHER FEES                     42,311       49,260
   OTHER INCOME                                           17,806       23,527
                                                     ------------------------
                                                         154,534      150,315
                                                     ------------------------
OTHER EXPENSES
   SALARIES AND EMPLOYEE BENEFITS                        236,200      252,314
   NET OCCUPANCY EXPENSES                                 34,052       32,476
   EQUIPMENT EXPENSES                                     27,514       25,691
   DATA PROCESSING FEES                                   28,794       25,560
   DEPOSIT INSURANCE EXPENSE                               8,053      324,933
   LEGAL FEES                                              4,958       15,768
   CUSTOMER DEPOSIT ACCOUNT EXPENSES                       5,471       16,791
   ADVERTISING AND PROMOTION                               9,576        3,901
   PRINTING AND OFFICE SUPPLIES                            9,827       11,193
   OTHER EXPENSES                                        140,659      100,003
                                                     ------------------------
                                                         505,104      808,630
                                                     ------------------------

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)               105,984     (159,732)

   INCOME TAX EXPENSE (BENEFIT)                           44,905      (70,953)
                                                     ------------------------
NET INCOME (LOSS)                                    $    61,079 $    (88,779)
                                                     ========================

NET INCOME (LOSS) PER SHARE                                 0.12        (0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING                      493,477      488,415


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK


CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 1997          1996
                                               ________________________

BEGINNING BALANCE                              $ 7,463,513  $ 7,211,289

     ESOP SHARES EARNED                              9,281

     ADDITIONAL PAID IN CAPITAL                     10,586

     NET UNREALIZED LOSSES ON SECURITIES            96,671       25,209

     DIVIDENDS ($.05 PER SHARE)                    (26,324)

     NET INCOME                                     61,079      (88,779)
                                               ------------------------
ENDING BALANCE                                 $ 7,614,806  $ 7,147,719
                                               ========================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       1997          1996
                                                   _________________________

OPERATING ACTIVITIES:
                                                           (UNAUDITED)

NET INCOME (LOSS)                                   $    61,079  $   (88,779)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
     PROVISION FOR LOAN LOSSES                            8,965
     PREMIUM AND DISCOUNT AMORTIZATION, NET                (561)        (143)
     DEPRECIATION AND AMORTIZATION                       29,306       25,212
     DEFERRED INCOME TAX BENEFIT                         10,260       43,139
     CURRENT INCOME TAX REFUNDABLE                       52,923      (47,867)
     LOANS ORIGINATED FOR SALE                       (2,077,519)    (465,389)
     PROCEEDS FROM SALES AND PAYDOWNS ON LOANS HELD
       FOR SALE                                       1,947,680    1,419,427
     GAINS ON SALES OF LOANS HELD FOR SALE              (50,485)     (44,191)
     ESOP SHARES EARNED                                  19,868
     CHANGE IN:
         INTEREST RECEIVABLE AND OTHER ASSETS          (180,699)    (112,496)
         CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES (8,169)     (10,325)
         INTEREST PAYABLE AND OTHER LIABILITIES         219,526      206,274
                                                    ------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES           32,174      924,862
                                                    ------------------------
INVESTING ACTIVITIES:

NET CHANGE IN INTEREST-BEARING DEPOSITS                 926,473     (253,032)
PURCHASES OF SECURITIES AVAILABLE FOR SALE              (14,764)     (11,095)
PURCHASES OF SECURITIES HELD TO MATURITY                             177,008
PAYMENTS ON SECURITIES HELD TO MATURITY                 167,445
NET CHANGE IN LOANS                                   1,569,790   (1,365,994)
PURCHASE OF PREMISES AND EQUIPMENT                      (11,883)     (27,092)
                                                    ------------------------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  2,637,061   (1,480,205)
                                                    ------------------------
FINANCING ACTIVITIES:

NET CHANGE IN NOW, SAVINGS AND CERTIFICATES
    OF DEPOSIT                                       (5,115,901)   2,674,625
PROCEEDS FROM FHLB ADVANCES                           9,500,000    2,316,570
REPAYMENT OF FHLB ADVANCES                           (7,315,000)  (4,918,140)
PAYMENT OF DIVIDENDS                                    (26,324)
                                                    ------------------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES (2,957,225)      73,055
                                                    ------------------------

NET CHANGE IN CASH                                     (287,990)    (482,288)

CASH, BEGINNING OF YEAR                               1,514,563    1,128,289
                                                    ------------------------

CASH, END OF YEAR                                   $ 1,226,573  $   646,001
                                                    ========================
ADDITIONAL CASH FLOW AND SUPPLEMENTARY INFORMATION
  INTEREST PAID                                         690,584      743,797
  INCOME TAX PAID                                        13,750       85,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and results of operations for the three-month periods ending September 30, 1997 and 1996. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results of operations which may be expected for the fiscal year ended June 30, 1998.

Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

AmTrust Capital Corp. was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of AmericanTrust Federal Savings Bank in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. Additionally, at September 30, 1997, the Company had no significant assets except the equity investment in the Bank's stock, cash and no material liabilities and the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

AmericanTrust has been, and continues to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it services. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans. The Bank also originates consumer loans, and to a lesser extent, construction loans. Through its main office and branch office, AmericanTrust serves communities in Howard and Miami Counties, Indiana.

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

FINANCIAL CONDITION

Total assets decreased by $2.5 million in the three months ended September
30, 1997 from $72.2 million at June 30, 1997 to $69.7 million at September
30, 1997. Cash and interest-bearing deposits decreased $1.2 million due to the use of funds for lending activities. Total loans decreased by $1.4 million due to principal reductions and loans sold of $5.9 million compared to originations of $4.5 million.

Deposits decreased to $48.4 million at September 30, 1997 from $53.5 million at June 30, 1997. The decrease of $5.1 million was due to a decrease in the use of public funds. FHLB advances increased to $13.1 million at September 30, 1997 from $10.9 million at June 30, 1997 also due to decreased use of public funds.

Stockholders' equity increased $151,000 between June 30, 1997 and
September 30, 1997 as a result of net income for the quarter of $61,000, a reduction of net unrealized losses on securities available for sale, net of tax, of $97,000. As a result of the allocation of ESOP shares, paid-in-capital increased by $11,000 and unearned ESOP shares were reduced by $9,000. This increase was partially offset by a $26,000 dividend paid to shareholders.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH
      PERIOD ENDED SEPTEMBER 30, 1997 AND 1996

General. The Company had net income of $61,000 for the three months ended September 30, 1997 as compared to a net loss of $89,000 for the three months ended September 30, 1996. The increase of $150,000 is primarily as result of the one-time FDIC special assessment to recapitalize the SAIF of $170,000, net of tax, during the three months ended September 30, 1996.

Net Interest Income. Net interest income decreased $33,000 to $466,000 for the three-month period ended September 30, 1997 from $499,000 for the three-month period ended September 30, 1996. The Company's average spread decreased to 2.51% for the three-month period ended September 30, 1997 from 2.53% for the three-month period ended September 30, 1996. The ratio of the Company's average interest-earning assets to average interest-bearing liabilities increased slightly to 105.57% during the three-month period ended September 30, 1997 from 105.43% for the three-month period ended September 30, 1996.

Interest Income. Total interest income decreased by $74,000 to $1.2 million for three-month period ended September 30, 1997 from $1.3 million for the three-month period ended September 30, 1996 due primarily to an decrease in the average balance of interest-earning assets to $66.0 million for the three months ended September 30, 1997 from $67.9 million for the three months ended September 30, 1996. Average yields on interest-earning assets decreased to 7.42% for the three-month period ended September 30, 1997 from 7.56% for the three-month period ended September 30, 1996.

Interest Expense. Interest expense decreased $41,000 to $761,000 for the three months ended September 30, 1997 from $802,000 for the three months ended September 30, 1996 due to a decrease in the average interest-bearing liabilities to $62.5 million for the three months ended September 30, 1997 compared to the $64.4 million for the three months ended September 30, 1996. Average yields on interest-bearing liabilities also decreased to 4.91% for the three-month period ended September 30, 1997 from 5.02% for the three-month period ended September 30, 1996.

Provision for Losses on Loans. The provision for losses on loans increased $9,000 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 as a result of management's quarterly assessment of classified assets, provision for loan losses and the portfolio as a whole. At September 30, 1997 and at June 30, 1997, the allowance for losses on loans was 1.03% and 1.02% of total loans, respectively.

Bennett Funding Group. The Company has a business relationship with Bennett Funding Group, Inc. ("BFGI") which filed for Chapter 11 bankruptcy protection on March 29, 1996. From 1992 to 1995, the Company purchased commercial lease contracts covering business equipment from BFGI, for which BFGI acts as servicer. At September 30, 1997, the book value of the Company's lease contracts totaled $817,000. In addition, the Company had $674,000 in Short Term Dealer Contracts with Bennett Leasing Corporation ("BLC") which was later included in the bankruptcy proceedings. Newspaper reports have indicated that BFGI may have utilized fictitious leases in some of its business activities. The Securities and Exchange Commission has filed a criminal and civil suit against an officer of BFGI which alleges various fraudulent actions including the sale of the same leases to two or more buyers. Reserves of $67,000 have been recorded for probable losses. In addition, reserves of $149,000 have been allocated to the leases for other potential losses. The Company is continuing to evaluate the allegations against BFGI and BLC and the effect that the bankruptcy filing will have on its security. Until the evaluation is complete, management is unable to predict with any certainty the effects of the bankruptcy on the Company.

Other Income. Other income increased $4,000 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Increases in services charges on deposit accounts were offset by decreases in commissions and other income.

Other Expenses. Other expenses decreased $304,000 to $505,000 for the three months ended September 30, 1997 from $809,000 for the three months ended September 30, 1996. The decrease in the three-month period was primarily a result of the one-time FDIC special assessment on to recapitalize SAIF during the prior three months ended September 30, 1996.

Income Tax Expense. Income tax expense increased from a tax benefit of $71,000 for the three months ended September 30, 1996 to a tax expense of $45,000 for the three months ended September 30, 1997 as a result of the increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Bank's operating, financing and investing activities. At September 30, 1997 and June 30, 1997, cash and interest-bearing deposits totaled $1.4 million and $2.6 million, respectively. The Bank's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities.

While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet asset-liability objectives and local market conditions.

Liquidity management is both a short- and a long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank of Indianapolis ("FHLB"). Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At September 30, 1997, the Bank had approximately $15.2 million of unused credit available to it under the above-mentioned borrowing arrangement. At September 30, 1997, the Bank had borrowings of $13.1 million from the FHLB of Indianapolis.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratios have consistently been maintained at levels in excess of regulatory requirements and at September 30, 1997 and June 30, 1997 were 8.98% and 11.30%, respectively.

At September 30, 1997 and June 30, 1997, the Bank had outstanding commitments to originate loans of $308,000 and $947,000, respectively. The Bank anticipated that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

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

At September 30, 1997, the Bank's tangible and core capital both totaled $7.4 million, 10.5% of adjusted total assets, which exceeded the minimum tangible requirement by $6.3 million and the minimum core requirement by $4.2 million. The Bank's risk-based capital at September 30, 1997 totaled $7.7 million, or 17.6% of risk-weighted assets, which is $4.2 million above the 8% requirement.

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

     (A) Exhibits
          27.   Financial Data Schedules

     (B) A current report on Form 8-K was filed on July 25, 1997 to report the issuance of a press release announcing the payment of a cash dividend on August 22, 1997.

     A current report on Form 8-K was filed on August 29, 1997 to report the issuance of a press release announcing the closing of the branch located in the Kroger store at 915 W. Main Street in Peru, Indiana.

     A current report on Form 8-K was filed on September 22, 1997 to report the issuance of two press releases announcing fourth quarter earnings as well as the purchase of real estate for a new branch in Kokomo, Indiana.


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMTRUST CAPITAL CORP.
                                        Registrant

Date: October 24, 1997                  \s\ Bruce M. Borst
                                        ________________________________
                                        Bruce M. Borst, President, Chief
                                        Executive Officer and Director
                                        (Duly Authorized Officer)


Date: October 24, 1997                  \s\ Jami L. Cornish
________________                        ______________________________
                                        Jami L. Cornish, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)