Form 10QSB
period 1997-12-31
AMTRUST CAPITAL CORP
filed 1998-02-03
CIK 934541

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, DC 20549
              _______________________

                    FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                         OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-25484

               AMTRUST CAPITAL CORP.
_______________________________________________________________
(Exact name of registrant as specified in its charter)


DELAWARE                                         35-1940250
___________________________       _______________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification number)
incorporation or organization)

20 W. Fifth Street, Peru, Indiana                 46970
________________________________________________________
(Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code: (765) 472-1991

Check here whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ x ]        No [     ]

As of December 31, 1997, there were 479,154 shares of the Registrant's common stock outstanding.

Transitional Small Disclosure (check one): Yes [     ]    No [ x ]

        AMTRUST CAPITAL CORP. AND SUBSIDIARY

                       INDEX

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

                    Consolidated condensed balance sheet at
                    December 31, 1997 and June 30, 1997
                    (Unaudited) .......................................... 3

                    Consolidated condensed statement of income for
                    the three and six months ended December 31, 1997
                    and 1996  (Unaudited) ................................ 4

                    Consolidated condensed statement of changes in stockholders' equity for the six months ended
                    December 31, 1997 and 1996 (Unaudited) ............... 5

                    Consolidated condensed statement of cash flows for
                    the six months ended December 31, 1997 and 1996
                    (Unaudited) .......................................... 6

                    Notes to unaudited consolidated condensed financial
                    statements ........................................... 7

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................. 8

PART II.      OTHER INFORMATION

Item 1.          Legal Proceedings ...................................... 14
Item 2.          Changes in Securities .................................. 14
Item 3.          Defaults Upon Senior Securities ........................ 14
Item 4.          Submission of Matters to a Vote of Security Holders .... 14
Item 5.          Other Information ...................................... 14
Item 6.          Exhibits and Reports on Form 8-K ....................... 14
                 Signatures ............................................. 15

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED BALANCE SHEET

                                                 December      June 30,
                                                   1997          1997
                                             --------------------------

                                                     (UNAUDITED)
ASSETS
   CASH AND DUE FROM BANKS                   $  1,319,311  $  1,514,563
   INTEREST-BEARING DEPOSITS                      941,570     1,093,288
   INVESTMENT SECURITIES
          HELD TO MATURITY                      1,828,790     2,067,249
          AVAILABLE FOR SALE                   12,352,234    12,148,535
            TOTAL INVESTMENT SECURITIES        14,181,024    14,215,784
   MORTGAGE LOANS HELD FOR SALE                   530,732     1,081,538
   LOANS                                       47,917,268    50,167,394
   ALLOWANCE FOR LOAN LOSSES                     (503,567)     (522,743)
            NET LOANS                          47,413,701    49,644,651

   PREMISES AND EQUIPMENT                       1,625,115     1,277,976
   FEDERAL HOME LOAN BANK OF INDIANAPOLIS STOCK 1,050,000     1,050,000
   CASH SURRENDER VALUE-LIFE INSURANCE POLICIES 1,156,308     1,135,038
   INTEREST RECEIVABLE                            345,181       376,812
   DEFERRED INCOME TAX BENEFITS                   106,338       204,193
   CURRENT INCOME TAX REFUNDABLE                                196,299
   OTHER ASSETS                                   437,044       455,320
                                             ------------  ------------
            TOTAL ASSETS                     $ 69,106,324  $ 72,245,462
                                             ============  ============
LIABILITIES
   DEPOSITS                                  $ 46,222,130  $ 53,522,701
   ADVANCES FROM FHLB OF INDIANAPOLIS          14,861,738    10,901,738
   INTEREST PAYABLE                               107,227        85,254
   CURRENT TAX PAYABLE                             76,917
   OTHER LIABILITIES                              357,210       272,256
                                             ------------  ------------
            TOTAL LIABILITIES                  61,625,222    64,781,949
                                             ------------  ------------
STOCKHOLDERS' EQUITY
   PREFERRED STOCK ($.01 PAR VALUE)
      AUTHORIZED AND UNISSUED--350,000 SHARES
   COMMON STOCK ($.01 PAR VALUE)
      AUTHORIZED--1,750,000 SHARES
      ISSUED--580,064 SHARES                        5,801         5,801
   PAID IN CAPITAL                              4,223,990     4,193,137
   RETAINED EARNINGS-SUBSTANTIALLY RESTRICTED   4,321,986     4,249,256
   UNEARNED ESOP SHARES --
        31,200  AND 34,804 SHARES                (259,868)     (278,430)
   TREASURY STOCK AT COST --
        69,710 AND 53,585 SHARES                 (791,190)     (553,086)
   NET UNREALIZED LOSS ON SECURITIES AVAILABLE,
        NET OF TAX                                (19,617)     (153,165)
                                             ------------  ------------
            TOTAL STOCKHOLDERS' EQUITY          7,481,102     7,463,513
                                             ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 69,106,324  $ 72,245,462
                                             ============  ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP AND SIBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF INCOME

                               THREE MONTHS ENDED           SIX  MONTHS ENDED
                                  DECEMBER 31,                 DECEMBER 31,
                               1997          1996          1997         1996
                            _______________________   _________________________

                                   (UNAUDITED)                 (UNAUDITED)

INTEREST INCOME
   LOANS RECEIVABLE         $   942,280  $   998,571  $ 1,887,375 $   2,016,924
   SECURITIES, INCLUDING
      DIVIDENDS                 262,902      268,342      529,075       540,088
   INTEREST BEARING DEPOSITS     10,094        8,798       25,824        19,334

                            -----------  -----------  -----------  ------------
                              1,215,276    1,275,711    2,442,274     2,576,346
                            -----------  -----------  -----------  ------------
INTEREST EXPENSE
   DEPOSITS                     542,653      558,088    1,139,559     1,088,750
   ADVANCES FROM FEDERAL
      HOME LOAN BANK            217,194      247,704      381,767       519,096
                            -----------  -----------  -----------  ------------
                                759,847      805,792    1,521,326     1,607,846
                            -----------  -----------  -----------  ------------
NET INTEREST INCOME             455,429      469,919      920,948       968,500
  PROVISION FOR LOSSES ON LOANS  11,304      (17,348)      20,269       (17,348)
                            -----------  -----------  -----------  ------------
NET INTEREST INCOME AFTER
    PROVISION FOR LOSSES
    ON LOANS                    444,125      487,267      900,679       985,848
                            -----------  -----------  -----------  ------------
OTHER INCOME
   SERVICE CHARGES ON DEPOSIT
      ACCOUNTS                   27,283       18,854       54,829        37,811
   GAINS  ON SALE OF LOANS
      HELD FOR SALE             105,172       34,136      155,657        78,327
  LOAN FEES AND SERVICE CHARGES  21,280       21,435       37,666        35,815
   ANNUITY COMMISSIONS AND
      OTHER FEE                  31,753       30,079       74,064        79,339
   OTHER INCOME                  26,532       22,947       44,339        46,474
                            -----------  -----------  -----------  ------------
                                212,020      127,451      366,555       277,766
                            -----------  -----------  -----------  ------------
OTHER EXPENSES
   SALARIES AND EMPLOYEE
      BENEFITS                  247,369      235,998      483,570       488,312
   NET OCCUPANCY EXPENSES        35,349       27,414       69,401        59,890
   EQUIPMENT EXPENSES            28,826       26,015       56,340        51,706
   DATA PROCESSING FEES          29,249       25,320       58,043        50,880
   DEPOSIT INSURANCE EXPENSE      8,432       19,908       16,485       344,841
   LEGAL FEES                     8,292       21,115       13,250        36,883
   CUSTOMER DEPOSIT ACCOUNT
      EXPENSES                    5,397       15,979       10,868        32,770
   ADVERTISING AND PROMOTION     10,075       10,528       19,650        14,429
   PRINTING AND OFFICE SUPPLIES  10,661       10,997       20,488        22,190
   OTHER EXPENSES               174,161      122,934      314,821       222,937
                            -----------  -----------  -----------  ------------
                                557,811      516,208    1,062,916     1,324,838
                            -----------  -----------  -----------  ------------

INCOME BEFORE INCOME TAX
   EXPENSE (BENEFIT)             98,334       98,510      204,318       (61,224)

   INCOME TAX EXPENSE (BENEFIT)  34,495       38,162       79,400       (32,793)
                            -----------  -----------  -----------  ------------

NET INCOME (LOSS)           $    63,839  $    60,348  $   124,918  $    (28,431)
                            ===========  ===========  ===========  ============

NET INCOME (LOSS) PER SHARE:
          BASIC             $      0.13  $      0.12  $      0.26  $      (0.06)
          DILUTED                  0.13         0.12         0.25         (0.06)

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK


CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY

                                                    SIX MONTHS ENDED
                                                       DECEMBER 31,

                                                    1997          1996
                                               ____________  ____________

BEGINNING BALANCE                              $  7,463,513  $  7,211,289

     STOCK PURCHASE                                (275,173)

     ESOP SHARES EARNED                              18,562        18,562

     ADDITIONAL PAID IN CAPITAL                      30,853         4,641

     RECOGNITION AND RETENTION SHARES EARNED         37,069        38,010

     NET UNREALIZED LOSSES ON SECURITIES            133,548       132,253

     DIVIDENDS ($.10 PER SHARE)                     (52,188)

     NET INCOME                                     124,918       (28,431)
                                               ------------  ------------
ENDING BALANCE                                 $  7,481,102  $  7,376,324
                                               ============  ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                       SIX MONTHS ENDED
                                                         DECEMBER 31,
                                                      1997          1996
                                                  ____________  ___________

OPERATING ACTIVITIES:
(UNAUDITED)

 NET INCOME (LOSS)                                $    124,918  $   (28,431)
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
     PROVISION FOR LOAN LOSSES                          20,269      (17,348)
     PREMIUM AND DISCOUNT AMORTIZATION, NET               (365)        (522)
     DEPRECIATION AND AMORTIZATION                      60,563       49,169
     DEFERRED INCOME TAX BENEFIT                        10,260       43,140
     CURRENT INCOME TAX REFUNDABLE                     196,299     (102,091)
     CURRENT INCOME TAX PAYABLE                         76,917
     LOANS ORIGINATED FOR SALE                      (5,310,511)  (1,648,190)
     PROCEEDS FROM SALES AND PAYDOWNS ON LOANS
     HELD FOR SALE                                   6,016,974    2,605,493
     GAINS ON SALES OF LOANS HELD FOR SALE            (155,657)     (78,327)
     ESOP SHARES EARNED                                 49,413       22,750
     RECOGNITION AND RETENTIONS PLAN COMPENSATION
        EXPENSE                                         37,069       38,463
     CHANGE IN:
         INTEREST RECEIVABLE AND OTHER ASSETS           49,907       41,540
         CASH SURRENDER VALUE OF LIFE INSURANCE
            POLICIES                                   (21,270)     (18,494)
         INTEREST PAYABLE AND OTHER LIABILITIES        106,927     (217,573)
                                                  ------------  -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES       1,261,713      689,579
                                                  ------------  -----------
INVESTING ACTIVITIES:

 NET CHANGE IN INTEREST-BEARING DEPOSITS               151,718     (325,468)
 PURCHASES OF SECURITIES AVAILABLE FOR SALE            (29,533)     (22,259)
 PAYMENTS ON SECURITIES HELD TO MATURITY               285,803      342,762
 NET CHANGE IN LOANS                                 2,210,681     (346,137)
 PURCHASE OF PREMISES AND EQUIPMENT                   (407,702)    (227,648)
                                                  ------------  -----------
     NET CASH PROVIDED BY INVESTING ACTIVITIES       2,210,967     (578,750)
                                                  ------------  -----------
FINANCING ACTIVITIES:

   NET CHANGE IN NOW, SAVINGS AND CERTIFICATES
     OF DEPOSIT                                     (7,300,571)   5,216,258
   PROCEEDS FROM FHLB ADVANCES                      23,550,000   10,566,570
   REPAYMENT OF FHLB ADVANCES                      (19,590,000) (15,403,140)
   PURCHASE OF AMTRUST STOCK                          (275,173)
   PAYMENT OF DIVIDENDS                                (52,188)
                                                  ------------  -----------
     NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                  (3,667,932)     379,688
                                                  ------------  -----------

NET CHANGE IN CASH                                    (195,252)     490,517

CASH, BEGINNING OF YEAR                              1,514,563    1,128,289
                                                  ------------  -----------

CASH, END OF YEAR                                 $  1,319,311  $ 1,618,806
                                                  ============  ===========
ADDITIONAL CASH FLOW AND SUPPLEMENTARY INFORMATION
  INTEREST PAID                                      1,499,352    1,590,340
  INCOME TAX PAID                                     (152,412)     168,350

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of December 31, 1997 and results of operations for the three and six months ending December 31, 1997 and 1996. The results of operations for the three- and six-month periods ended December 31, 1997 are not necessarily indicative of the results of operations which may be expected for the fiscal year ended June 30, 1998.

Note 2 - Earnings Per Share

For the Three Months Ended December 31,

                                               1997                        1996
                                    Weighted    Per              Weighted  Per
                                     Average   Share              Average  Share
                            Income    Shares   Amount   Income     Shares Amount

Basic Net Income Per Share:
  Net Income Available to
     Common Stockholders   $  63,839  482,169  $ 0.13  $  60,348  493,489  $0.12
                                               ======                      =====
Effect of Dilutive Stock
   Options and Grants              0   10,791                  0        0
                           ---------  -------          ---------  -------
                           $  63,839  492,960  $ 0.13  $  60,348  493,489  $0.12
                           =========  =======  ======  =========  =======  =====
For the Six Months Ended December 31,

                                             1997                       1996
                                  Weighted    Per              Weighted  Per
                                   Average   Share             Average  Share
                          Income    Shares   Amount  Income     Shares  Amount

Basic Net Income Per Share:
  Net Income Available to
     Common Stockholders $ 124,918  486,932  $ 0.26  $ (28,431) 490,952 $(0.06)
                                             ======                     =======
Effect of Dilutive Stock
   Options and Grants            0    9,422                  0        0
                         ---------  -------          ---------  -------
                         $ 124,918  496,354  $ 0.25  $ (28,431) 490,952 $(0.06)
                         =========  =======  ======  =========  ======= ======


Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

AmTrust Capital Corp. was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of AmericanTrust Federal Savings Bank in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. Additionally, at December 31, 1997, the Company had no significant assets except the equity investment in the Bank's stock, cash and no material liabilities and the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

AmericanTrust has been, and continues to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it services. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans. The Bank also originates consumer loans, and to a lesser extent, construction loans. Through its main office and branch office, AmericanTrust serves communities in Howard and Miami Counties, Indiana. The Bank anticipates a March opening for the second branch office in Kokomo, Indiana.

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

FINANCIAL CONDITION

Total assets decreased by $3.1 million in the six months ended December 31, 1997 from $72.2 million at June 30, 1997 to $69.1 million at December 31,
1997. Cash and interest-bearing deposits decreased $347,000 million due to the use of funds for lending activities. Total loans decreased by $2.8 million due to principal reductions and loan sales.

Deposits decreased to $46.2 million at December 31, 1997 from $53.5 million at June 30, 1997. The decrease of $7.3 million was due to a decrease in the use of public funds. FHLB advances increased to $14.9 million at December 31, 1997 from $10.9 million at June 30, 1997 also due to decreased use of public funds.

Stockholders' equity increased $18,000 between June 30, 1997 and December
31, 1997. The increase was a result of several items. Net income for the six months of $125,000, net unrealized losses on securities available for sale decreased by $133,000, net of tax, and treasury stock was increased by $275,000. As a result of the allocation of ESOP shares, paid-in-capital increased by $31,000 and unearned ESOP shares were reduced by $19,000.
An increase of $37,000 was a result of stock issued under the Recognition and Retention Plan. Finally, dividends of $52,000 were paid during the six months ended December 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996

General. The Company had net income of $64,000 and $125,000 for the three- and six-month periods ended December 31, 1997 as compared to net income of $60,000 and a net loss of $28,000 for the three- and six-month periods ended December 31, 1996. The increase of $153,000 in the six-month periods is primarily as result of the one-time FDIC special assessment to recapitalize the SAIF of $170,000, net of tax, during the three months ended September 30, 1996.

Net Interest Income. Net interest income decreased $14,000 and $48,000 for the three and six months ended December 31, 1997 as compared to the three and six months ended December 31, 1996. The decrease in net interest income is due to the decrease in average interest-earning assets of $2.6 million from $67.8 million for the six months ended December 31, 1996 to $65.2 million for the six months ended December 31, 1997 and a decrease in interest bearing liabilities of $2.5 million from $64.8 million to $62.3 million during the same period. The Company's average spread for the three months ended December
31, 1997 increased to 2.61% as compared to 2.48% for the three months ended December 31, 1997. The spreads for the six months ended December
31, 1997 and 1996 were 2.51% and 2.50%. The ratio of the Company's average interest-earning assets to average interest-bearing liabilities increased slightly to 104.79% during the six-month period ended December 31, 1997 from 104.73% for the six-month period ended December 31, 1996.

Interest Income. Total interest income decreased by $61,000 and $134,000 for the three and six months ended December 31, 1997 from the three and six months ended December 31, 1996 as a result of the decrease in average interest-bearing assets and a slight decrease in average yields for the six month period. Average yields on interest-earning assets increased in the three months ended December 31, 1997 from 7.46% to 7.53% and decreased slightly for the six months ended December 31, 1997 from 7.51% to 7.47%.

Interest Expense. Interest expense decreased $46,000 and $87,000 in the three and six months ended December 31, 1997 from the three and six months ended December 31, 1996 due to a decrease in interest bearing liabilities and a decrease in average rates on interest-bearing liabilities. Average rates on interest-bearing liabilities decreased to 4.93% and 4.92% for the three- and six-month periods ended December 31, 1997 from 4.99% and 5.00% for the three- and six-month periods ended December 31, 1996.

Provision for Losses on Loans. The provision for losses on loans was $11,000 and $20,000 for the three and six months ended December 31, 1997 as a result of management's quarterly assessment of classified assets, provision for loan losses and the portfolio as a whole. At December 31, 1997 and at June 30, 1997, the allowance for losses on loans was 1.04% and 1.02% of total loans, respectively.

Bennett Funding Group. The Company has a business relationship with Bennett Funding Group, Inc. ("BFGI") which filed for Chapter 11 bankruptcy protection on March 29, 1996. From 1992 to 1995, the Company purchased commercial lease contracts covering business equipment from BFGI, for which BFGI acts as servicer. At December 31, 1997, the book value of the Company's lease contracts totaled $817,000. In addition, the Company had $674,000 in Short Term Dealer Contracts with Bennett Leasing Corporation ("BLC") which was later included in the bankruptcy proceedings. Newspaper reports have indicated that BFGI may have utilized fictitious leases in some of its business activities. The Securities and Exchange Commission has filed a criminal and civil suit against an officer of BFGI which alleges various fraudulent actions including the sale of the same leases to two or more buyers. Reserves of $67,000 have been recorded for probable losses. In addition, reserves of $149,000 have been allocated to the leases for other potential losses. The Company is continuing to evaluate the allegations against BFGI and BLC and the effect that the bankruptcy filing will have on its security. Until the evaluation is complete, management is unable to predict with any certainty the effects of the bankruptcy on the Company.

Other Income. Other income increased $85,000 and $89,000 for the three- and six-month periods ended December 31, 1997 compared to the three- and six-months ended December 31, 1996. Increases of $71,000 and $78,000 in gains on sales of loans for the three and six months accounted for most of the increase.

Other Expenses. Other expenses increased $42,000 and decreased $262,000 for the three and six months ended December 31, 1997. Increases in the three-month period include salaries of $11,000, occupancy expenses of $8,000 and other expenses of $51,000. These increases were partially offset by decreases in deposit insurance expense of $12,000, legal fees of $13,000. The decrease in the six-month period was primarily a result of the one-time FDIC special assessment of $295,000 on to recapitalize SAIF during the prior six months ended December 31, 1996.

Income Tax Expense. Income tax expense increased from a tax benefit of $33,000 to a tax expense of $79,000 for the six months ended December 31, 1997 compared to the six months ended December 31, 1996 as a result of the increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Bank's operating, financing and investing activities. At December 31, 1997 and June 30, 1997, cash and interest-bearing deposits totaled $2.3 million and $2.6 million, respectively. The Bank's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities.

While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet asset-liability objectives and local market conditions.

Liquidity management is both a short- and a long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (I) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank of Indianapolis ("FHLB"). Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At December 31, 1997 the Bank had approximately $12.3 million of unused credit available to it under the above-mentioned borrowing arrangement. At December 31, 1997, the Bank had borrowings of $14.9 million from the FHLB of Indianapolis.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratios have consistently been maintained at levels in excess of regulatory requirements and at December 31, 1997 and June 30, 1997 were 9.40% and 11.30%, respectively.

At December 31, 1997 and June 30, 1997, the Bank had outstanding commitments to originate loans of $67,000 and $947,000, respectively. The Bank anticipated that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

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

At December 31, 1997, the Bank's tangible and core capital both totaled $6.9 million, 10.0% of adjusted total assets, which exceeded the minimum tangible requirement by $5.9 million and the minimum core requirement by $4.9 million. The Bank's risk-based capital at December 31, 1997 totaled $7.3 million, or 17.0% of risk-weighted assets, which is $3.9 million above the 8% requirement.

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

     (A) Exhibits
          27.   Financial Data Schedules

     (B) A current report on Form 8-K was filed on October 28, 1997 to report the issuance of a press release announcing the payment of a cash dividend on November 7, 1997.


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMTRUST CAPITAL CORP.
                              Registrant

Date: February 2, 1998        \s\Bruce M. Borst
                              ________________________________
                              Bruce M. Borst, President, Chief
                              Executive Officer and Director
                              (Duly Authorized Officer)


Date: February 2, 1998        \s\Jami L. Cornish
                              ______________________________
                              Jami L. Cornish, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)