Form 10QSB
period 1998-03-31
AMTRUST CAPITAL CORP
filed 1998-05-13
CIK 934541

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, DC 20549
              _______________________

                    FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                         OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-25484

               AMTRUST CAPITAL CORP.
_______________________________________________________________
(Exact name of registrant as specified in its charter)


DELAWARE                                               35-1940250
_______________________________   _______________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification number)
incorporation or organization)

20 W. Fifth Street, Peru, Indiana                 46970
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

As of March 31, 1998, there were 480,956 shares of the Registrant's common stock outstanding.

Transitional Small Disclosure (check one): Yes [     ]    No [ x ]

        AMTRUST CAPITAL CORP. AND SUBSIDIARY

                       INDEX

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

                    Consolidated condensed balance sheet at
                    March 31, 1998 and June 30, 1997
                    (Unaudited) .......................................

                    Consolidated condensed statement of income for
                    the three and nine months ended March 31, 1998
                    and 1997  (Unaudited) .............................

                    Consolidated condensed statement of changes in stockholders' equity for the nine months ended
                    March 31, 1998 and 1997 (Unaudited)................

                    Consolidated condensed statement of cash flows for the nine months ended March 31, 1998 and 1997
                    (Unaudited) .......................................

                    Notes to unaudited consolidated condensed financial
                    statements ........................................

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...............

PART II.      OTHER INFORMATION

Item 1.          Legal Proceedings ....................................
Item 2.          Changes in Securities ................................
Item 3.          Defaults Upon Senior Securities ......................
Item 4.          Submission of Matters to a Vote of Security Holders ..
Item 5.          Other Information ....................................
Item 6.          Exhibits and Reports on Form 8-K .....................
                     Signatures .......................................

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED BALANCE SHEET

                                                       March 31,      June 30,
                                                         1998          1997
                                                    --------------------------

                                                            (UNAUDITED)
ASSETS
   CASH AND DUE FROM BANKS                          $  1,430,858  $  1,514,563
   INTEREST-BEARING DEPOSITS                           1,307,313     1,093,288
   INVESTMENT SECURITIES
          HELD TO MATURITY                             1,240,149     2,067,249
          AVAILABLE FOR SALE                           9,370,911    12,148,535
            TOTAL INVESTMENT SECURITIES               10,611,060    14,215,784

   MORTGAGE LOANS HELD FOR SALE                        1,017,310     1,081,538
   LOANS                                              46,357,354    50,167,394
   ALLOWANCE FOR LOAN LOSSES                            (526,493)     (522,743)
            NET LOANS                                 45,830,861    49,644,651

   PREMISES AND EQUIPMENT                              1,657,590     1,277,976
   FEDERAL HOME LOAN BANK OF INDIANAPOLIS STOCK        1,050,000     1,050,000
   CASH SURRENDER VALUE-LIFE INSURANCE POLICIES        1,169,409     1,135,038
   INTEREST RECEIVABLE                                   390,260       376,812
   DEFERRED INCOME TAX BENEFITS                           98,243       204,193
   CURRENT INCOME TAX REFUNDABLE                                       196,299
   OTHER ASSETS                                          706,903       455,320
                                                    ------------  ------------
            TOTAL ASSETS                            $ 65,269,807  $ 72,245,462
                                                    ============  ============
LIABILITIES
   DEPOSITS                                         $ 48,296,938  $ 53,522,701
   ADVANCES FROM FHLB OF INDIANAPOLIS                  8,411,738    10,901,738
   INTEREST PAYABLE                                      175,768        85,254
   CURRENT TAX PAYABLE                                   105,933
   OTHER LIABILITIES                                     763,149       272,256
                                                    ------------  ------------
            TOTAL LIABILITIES                         57,753,526    64,781,949
                                                    ------------  ------------
STOCKHOLDERS' EQUITY
   PREFERRED STOCK ($.01 PAR VALUE)
      AUTHORIZED AND UNISSUED--350,000 SHARES
   COMMON STOCK ($.01 PAR VALUE)
      AUTHORIZED--1,750,000 SHARES
      ISSUED--580,064 SHARES                               5,801         5,801
   PAID IN CAPITAL                                     4,236,829     4,193,137
   RETAINED EARNINGS-SUBSTANTIALLY RESTRICTED          4,322,703     4,249,256
   UNEARNED ESOP SHARES -- 29,398  AND 34,804 SHARES    (250,587)     (278,430)
   TREASURY STOCK AT COST -- 69,710 AND 53,585 SHARES   (791,190)     (553,086)
   NET UNREALIZED LOSS ON SECURITIES AVAILABLE, NET OF
        TAX                                               (7,275)     (153,165)
                                                    ------------  ------------
            TOTAL STOCKHOLDERS' EQUITY                 7,516,281     7,463,513
                                                    ------------  ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 65,269,807  $ 72,245,462
                                                    ============  ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP AND SIBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                        MARCH  31,               MARCH  31,
                                      1998        1997        1998       1997
                                  ______________________  _____________________

                                        (UNAUDITED)             (UNAUDITED)
INTEREST INCOME
   LOANS RECEIVABLE               $  891,375  $  968,362  $2,778,751  $2,985,286
   SECURITIES, INCLUDING DIVIDENDS   219,929     267,776     749,004     807,864
   INTEREST BEARING DEPOSITS          19,062      22,270      44,886      41,604
                                  ----------  ----------  ----------  ----------
                                   1,130,366   1,258,408   3,572,641   3,834,754
                                  ----------  ----------  ----------  ----------
INTEREST EXPENSE
   DEPOSITS                          513,599     582,147   1,653,158   1,670,897
   ADVANCES FROM FEDERAL HOME
      LOAN BANK                      182,700     188,218     564,467     707,314
                                  ----------  ----------  ----------  ----------
                                     696,299     770,365   2,217,625   2,378,211
                                  ----------  ----------  ----------  ----------
NET INTEREST INCOME                  434,067     488,043   1,355,016   1,456,543
  PROVISION FOR LOSSES ON LOANS       66,015                  86,284    (17,348)
                                  ----------  ----------  ----------  ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOSSES ON LOANS               368,052     488,043   1,268,732   1,473,891
                                  ----------  ----------  ----------  ----------
OTHER INCOME
   SERVICE CHARGES ON DEPOSIT ACCTS   21,947      17,725      76,777      55,536
   GAINS ON SALE OF
      LOANS HELD FOR SALE             54,172      33,119     209,829     111,446
  LOAN FEES AND SERVICE CHARGES       30,159      21,662      67,825      57,477
   ANNUITY COMMISSIONS AND OTHER FEES 55,505      25,886     129,569     105,225
   OTHER INCOME                       24,305      18,027      68,644      64,501
                                  ----------  ----------  ----------  ----------
                                     186,088     116,419     552,644     394,185
                                  ----------  ----------  ----------  ----------
OTHER EXPENSES
   SALARIES AND EMPLOYEE BENEFITS    255,548     239,736     739,118     728,048
   NET OCCUPANCY EXPENSES             37,679      37,993     107,079      97,884
   EQUIPMENT EXPENSES                 28,211      28,221      84,551      79,927
   DATA PROCESSING FEES               28,249      28,998      86,292      79,878
   DEPOSIT INSURANCE EXPENSE           7,604       7,624      24,089     352,465
   LEGAL FEES                          2,759       7,566      16,009      44,448
   CUSTOMER DEPOSIT ACCOUNT EXPENSES   4,447      15,100      15,315      47,870
   ADVERTISING AND PROMOTION           9,737      14,874      29,388      29,304
   PRINTING AND OFFICE SUPPLIES       16,372      16,168      36,859      38,358
   OTHER EXPENSES                    105,957      93,697     420,781     316,634
                                 -----------  ----------  ----------  ----------
                                     496,563     489,977   1,559,481   1,814,816
                                 -----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAX EXPENSE      57,577     114,485     261,895      53,260

   INCOME TAX EXPENSE                 31,342      38,616     110,742       5,823
                                 -----------  ----------  ----------  ----------

NET INCOME                       $    26,235  $   75,869  $  151,153  $   47,437
                                 ===========  ==========  ==========  ==========

NET INCOME PER SHARE:
        BASIC                    $      0.05  $     0.15  $     0.31  $     0.10
        DILUTED                         0.05        0.15        0.31        0.10


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY

                                                     NINE MONTHS ENDED
                                                         MARCH 31,

                                                    1998          1997
                                               _____________  _____________
                                                        (UNAUDITED)

BEGINNING BALANCE                              $   7,463,513  $   7,211,289

     STOCK PURCHASE                                 (275,173)       (56,250)

     ESOP SHARES EARNED                               27,843         18,562

     ADDITIONAL PAID IN CAPITAL                       43,692          4,641

     RECOGNITION AND RETENTION SHARES EARNED          37,069         38,010

     NET UNREALIZED LOSSES ON SECURITIES             145,890        (15,106)

     DIVIDENDS ($.15 PER SHARE)                      (77,706)       (26,574)

     NET INCOME                                      151,153         47,437
                                               -------------  -------------
ENDING BALANCE                                 $   7,516,281  $   7,222,009
                                               =============  =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                         NINE MONTHS ENDED
                                                             MARCH  31,

                                                         1998          1997
                                                     ____________  ___________

OPERATING ACTIVITIES:
                                                              (UNAUDITED)

 NET INCOME                                           $   151,153  $    47,437
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
     PROVISION FOR LOAN LOSSES                             86,284      (17,348)
     PREMIUM AND DISCOUNT AMORTIZATION, NET                   (93)        (392)
     DEPRECIATION AND AMORTIZATION                         94,439       78,972
     DEFERRED INCOME TAX BENEFIT                           10,260       43,140
     CURRENT INCOME TAX REFUNDABLE                        196,299     (115,476)
     CURRENT INCOME TAX PAYABLE                           105,933
     LOANS ORIGINATED FOR SALE                         (8,938,374)  (2,776,596)
     PROCEEDS FROM SALES AND PAYDOWNS ON LOANS HELD
         FOR SALE                                       9,212,431    3,896,712
     GAINS ON SALES OF LOANS HELD FOR SALE               (209,829)    (111,446)
     ESOP SHARES EARNED                                    71,535       23,203
     RECOGNITION AND RETENTIONS PLAN COMPENSATION
         EXPENSE                                           37,069       38,010
     CHANGE IN:
         INTEREST RECEIVABLE AND OTHER ASSETS            (265,031)    (163,777)
         CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES  (34,371)     (26,663)
         INTEREST PAYABLE AND OTHER LIABILITIES           581,407      (55,460)
                                                      -----------  -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES          1,099,112      860,316
                                                      -----------  -----------
INVESTING ACTIVITIES:

 NET CHANGE IN INTEREST-BEARING DEPOSITS                 (214,025)     348,886
 PURCHASES OF SECURITIES AVAILABLE FOR SALE               (42,742)     (36,498)
 PAYMENTS ON SECURITIES AVAILABLE FOR SALE                 63,013
 PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE   3,500,000
 PAYMENTS ON SECURITIES HELD TO MATURITY                  326,126      464,461
 NET CHANGE IN LOANS                                    3,727,506      (97,536)
 PURCHASE OF PREMISES AND EQUIPMENT                      (474,053)    (238,971)
                                                     ------------  -----------
     NET CASH PROVIDED BY INVESTING ACTIVITIES          6,885,825      440,342
                                                     ------------  -----------
FINANCING ACTIVITIES:

   NET CHANGE IN NOW, SAVINGS AND CERTIFICATES OF
       DEPOSIT                                         (5,225,763)   6,520,155
   PROCEEDS FROM FHLB ADVANCES                         26,800,000   13,066,570
   REPAYMENT OF FHLB ADVANCES                         (29,290,000) (20,403,140)
   PURCHASE OF AMTRUST STOCK                             (275,173)     (56,250)
   PAYMENT OF DIVIDENDS                                   (77,706)     (26,574)
                                                      -----------  -----------
     NET CASH USED BY FINANCING ACTIVITIES             (8,068,642)    (899,239)
                                                      -----------  ------------

NET CHANGE IN CASH                                        (83,705)     401,419

CASH, BEGINNING OF YEAR                                 1,514,563    1,128,289
                                                     ------------  -----------

CASH, END OF YEAR                                    $  1,430,858  $ 1,529,708
                                                     ============  ===========
ADDITIONAL CASH FLOW AND SUPPLEMENTARY INFORMATION
  INTEREST PAID                                         2,127,111    2,312,191
  INCOME TAX PAID                                        (140,062)     227,161

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and results of operations for the three and nine months ending March 31, 1998 and 1997. The results of operations for the three- and nine-month periods ended March 31, 1998 are not necessarily indicative of the results of operations which may be expected for the fiscal year ended June 30, 1998.


Note 2 - Earnings Per Share

For the Three Months Ended March 31,

                                             1998                        1997
                                    Weighted  Per               Weighted  Per
                                    Average  Share              Average  Share
                           Income    Shares  Amount    Income    Shares  Amount

Basic Net Income Per Share:
  Net Income Available to
     Common Stockholders  $  26,235  479,174  $ 0.05  $ 75,869  491,577  $ 0.15
                                              ======                     ======
Effect of Dilutive Stock
   Options and Grants             0   10,785                 0        0
                          ---------  -------          --------  -------
                          $  26,235  489,959  $ 0.05  $ 75,869  491,577  $ 0.15
                          =========  =======  ======  ========  =======  ======

For the Nine Months Ended March 31,

                                             1998                       1997
                                    Weighted  Per              Weighted  Per
                                    Average  Share             Average  Share
                           Income    Shares  Amount   Income    Shares  Amount

Basic Net Income Per Share:
  Net Income Available to
     Common Stockholders  $ 151,153  484,384  $ 0.31  $ 47,437  491,157  $ 0.10
                                              ======                     ======
Effect of Dilutive Stock
   Options and Grants             0    9,870                 0        0
                          ---------  -------          --------  -------
                          $ 151,153  494,254  $ 0.31  $ 47,437  491,157  $ 0.10
                          =========  =======  ======  ========  =======  ======


Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

AmTrust Capital Corp. was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of AmericanTrust Federal Savings Bank in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion.
Additionally, at March 31, 1998, the Company had no significant assets except the equity investment in the Bank's stock, cash and no material liabilities and the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

AmericanTrust has been, and continues to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it services. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans. The Bank also originates consumer loans, and to a lesser extent, construction loans. Through its main office and two branch offices, AmericanTrust serves communities in Howard and Miami Counties, Indiana.

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

FINANCIAL CONDITION

Total assets decreased by $6.9 million in the nine months ended March 31, 1998 from $72.2 million at June 30, 1997 to $65.3 million at March 31, 1998. Total investments decreased $3.6 million due to a call in February of a FNMA Medium Term Note of $3.0 million, a maturity of a Federal Home Loan Bank
Bond of $500,000 and principal reductions. Total loans decreased by $3.9 million due to loan sales, principal reductions and a decrease in consumer loan originations.

Deposits decreased to $48.3 million at March 31, 1998 from $53.5 million at June 30, 1997. The decrease of $5.2 million was due to a decrease in the use of public funds. FHLB advances decreased to $8.4 million at March 31, 1998 from $10.9 million at June 30, 1997 due to payments using cash from matured and called securities.

Stockholders' equity increased $53,000 between June 30, 1997 and March 31, 1998. The net increase for the nine months ended March 31, 1998 of $151,000 resulted from net unrealized losses on securities available for sale decreasing by $146,000, net of tax, and purchase of treasury stock of $275,000. As a result of earned ESOP shares, paid-in-capital increased by $44,000 and unearned ESOP shares were reduced by $28,000. An increase of $37,000 was a result of stock earned under the Recognition and Retention Plan. Finally, dividends of $78,000 were paid during the nine months ended March 31, 1998.

 COMPARISON OF OPERATING RESULTS FOR THE THREE- AND
  NINE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

General. The Company had net income of $26,000 and $151,000 for the three- and nine-month periods ended March 31, 1998 as compared to net income of $76,000 and $47,000 for the three- and nine-month periods ended
March 31, 1997. The increase of $104,000 in the nine-month period is primarily as result of the one-time FDIC special assessment to recapitalize the SAIF of $170,000, net of tax, during the three months ended September 30, 1996.

Net Interest Income. Net interest income decreased $54,000 and $102,000 for the three and nine months ended March 31, 1998 as compared to the three and nine months ended March 31, 1997. The decrease in net interest income is due to the decrease in average interest-earning assets of $3.2 million from $67.2 million for the nine months ended March 31,1997 to $64.0 million for the nine months ended March 31, 1998 and a decrease in interest bearing liabilities of $3.3 million from $64.3 million to $61.0 million during the same period. The Company's average spread for the three months ended March 31, 1998 decreased to 2.58% as compared to 2.69% for the three months ended
March 31, 1997. The spreads for the nine months ended March 31, 1998 and 1997 were 2.56% and 2.57%. The ratio of the Company's average interest-earning assets to average interest-bearing liabilities increased slightly to 104.81% during the nine-month period ended March 31, 1998 from 104.59% for the nine-month period ended March 31, 1997.

Interest Income. Total interest income decreased by $128,000 and $262,000 for the three and nine months ended March 31, 1998 from the three and nine months ended March 31, 1997 as a result of the decrease in average interest-bearing assets and a decrease in average yields. Average yields on interest-earning assets decreased in the three months ended March 31, 1998 from
7.58% to 7.35% and decreased for the nine months ended March 31, 1998
from 7.53% to 7.43%.   The decrease in yields is a result of lower mortgage
rates and the runoff of the higher yielding consumer loans.

Interest Expense. Interest expense decreased $74,000 and $161,000 in the three and nine months ended March 31, 1998 from the three and nine months ended March 31, 1997 due to a decrease in interest bearing liabilities and a decrease in average yields on interest-bearing liabilities. Average yields on interest-bearing liabilities decreased to 4.77% and 4.87% for the three- and nine-month periods ended March 31, 1998 from 4.89% and 4.97% for the three- and nine-month periods ended March 31, 1997.

Provision for Losses on Loans. The provision for losses on loans was $66,000 and $86,000 for the three and nine months ended March 31, 1998 as a result of management's quarterly assessment of classified assets, provision for loan losses and the portfolio as a whole. Additional reserves of $66,000 were recorded in the three months ended March 31, 1998 to allow for increased delinquencies and repossessions in the consumer portfolio. At March 31, 1998 and at June 30, 1997, the allowance for losses on loans was 1.11% and 1.02% of total loans, respectively.

Bennett Funding Group. The Company has a business relationship with Bennett Funding Group, Inc. ("BFGI") which filed for Chapter 11 bankruptcy protection on March 29, 1996. From 1992 to 1995, the Company purchased commercial lease contracts covering business equipment from BFGI, for which BFGI acts as servicer. At March 31, 1998, the book value of the Company's lease contracts totaled $817,000. In addition, the Company had $674,000 in Short Term Dealer Contracts with Bennett Leasing Corporation ("BLC") which was later included in the bankruptcy proceedings. Newspaper reports have indicated that BFGI may have utilized fictitious leases in some of its business activities. The Securities and Exchange Commission has filed a criminal and civil suit against an officer of BFGI which alleges various fraudulent actions including the sale of the same leases to two or more buyers. Reserves of $67,000 have been recorded for probable losses. In addition, reserves of $149,000 have been allocated to the leases for other potential losses. The Company is continuing to evaluate the allegations against BFGI and BLC and the effect that the bankruptcy filing will have on its security. Until the evaluation is complete, management is unable to predict with any certainty the effects of the bankruptcy on the Company.

Other Income. Other income increased $70,000 and $159,000 for the three- and nine-month periods ended March 31, 1998 compared to the three- and nine-months ended March 31, 1997. Increases for the three months ended
March 31, 1998 as compared to the three months ended March 31, 1997 included gains on the sale of loans of $21,000, increased commissions and other fees of $30,000 and other increases of $19,000. Increases for the nine months ended March 31, 1998 as compared to the nine months ended March
31, 1997 included gains on the sale of loans of $99,000, increased commissions and other fees of $24,000 and other increases of $36,000. Increases in gains on the sale of loans were attributed to increased mortgage loan originations. Increases in commissions and other fees were a result of increased title insurance premiums generated by the Bank's title subsidiary.

Other Expenses. Other expenses increased $7,000 and decreased $255,000 for the three and nine months ended March 31, 1998. The decrease in the nine-month period was primarily a result of the one-time FDIC special assessment of $295,000 on to recapitalize SAIF during the prior nine months ended March 31, 1997.

Income Tax Expense. Income tax expense decreased $7,000 for the three months ended March 31, 1998 compared to the three month ended March 31, 1997. Income tax expense increased from $6,000 to $111,000 for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997 as a result of the increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Bank's operating, financing and investing activities. At March 31, 1998 and June 30, 1997, cash and interest-bearing deposits totaled $2.7 million and $2.6 million, respectively. The Bank's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities.

While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet asset-liability objectives and local market conditions.

Liquidity management is both a short- and a long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan
Bank of Indianapolis ("FHLB"). Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At March 31, 1998, the Bank had approximately $20.0 million of unused credit available to it under the above-mentioned borrowing arrangement. At March
31, 1998, the Bank had borrowings of $8.4 million from the FHLB of Indianapolis.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratios have consistently been maintained at levels in excess of regulatory requirements and at March 31, 1998 and June 30, 1997 were 11.45% and 11.30%, respectively.

At March 31, 1998 and June 30, 1997, the Bank had outstanding commitments to originate loans of $286,000 and $947,000, respectively. The Bank anticipated that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

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

At March 31, 1998, the Bank's tangible and core capital both totaled $7.0 million, 10.7% of adjusted total assets, which exceeded the minimum tangible requirement by $6.0 million and the minimum core requirement by $4.0 million. The Bank's risk-based capital at March 31, 1998 totaled $7.0 million, or 17.7% of risk-weighted assets, which is $4.0 million above the 8% requirement.

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

IMPACT OF THE YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is primarily outsourced with third party vendors, consequently the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for year
2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all programming efforts will be completed by December 31, 1998, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations however, there can be no assurance that the vendors systems will be 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceeding.  None.
Item 2.   Changes in Securities.  None.
Item 3.   Defaults Upon Senior Securities.  None.
Item 4.   Submission of Matters to a Vote of Security Holders.  None.
Item 5.   Other Information.  None.
Item 6.   Exhibits and Reports on Form 8-K.

     (A) Exhibits
          27.   Financial Data Schedules

     (B) A current report on Form 8-K was filed on January 23, 1998 to report the issuance of a press release announcing the payment of a cash dividend on February 6, 1998.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMTRUST CAPITAL CORP.
                              Registrant

Date: May 13, 1998            \s\ Bruce M. Borst
                              ________________________________
                              Bruce M. Borst, President, Chief
                              Executive Officer and Director
                              (Duly Authorized Officer)


Date: May 13, 1998            \s\ Jami L. Cornish
                              ______________________________
                              Jami L. Cornish, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)