Form 10KSB
period 1998-06-30
AMTRUST CAPITAL CORP
filed 1998-10-13
CIK 934541

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                     For the fiscal year ended June 30, 1998

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

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer had $5.4 million in gross income for the year ended June 30, 1998.

     As of September 14, 1998, there were issued and outstanding 497,454 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the OTC Electronic Bulletin Board as of September 14, 1998 was approximately $5.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-KSB--Annual Report to Stockholders for the fiscal year ended June 30, 1998.
PART III of Form 10-KSB--Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended June 30, 1998.

================================================================================

                                     PART I

Item 1.    Business

Forward-Looking Statements

     When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

     At June 30, 1998, the Company had total assets of $58.1 million, deposits of $46.9 million and stockholders' equity of $7.4 million. The executive offices of the Company are located at 20 West Fifth Street, Peru, Indiana 46970 and its telephone number is (765) 472-1991.

     The Bank, the Company's only operating subsidiary, was originally chartered under the laws of the state of Indiana in 1886 as Peru Building and Loan Association and converted to a federally chartered mutual savings and loan association in 1936.

     AmericanTrust is principally engaged in the business of attracting deposits from the general public and using such deposits, together with funds generated from operations and borrowings, to originate one- to four-family residential loans. The Bank also originates consumer loans and, to a lesser extent, construction loans. The Bank has in the past originated a limited number of multi-family and commercial real estate loans. See " - Lending Activities." In addition, the Bank also invests in mortgage-backed securities, the majority of which are insured or guaranteed by federal agencies, and other securities. See " - Investment Activities - Mortgage-Backed Securities" and "Investment Activities - Securities and Other Interest-Earning Assets."

     Through its main office and three branch offices, the Bank serves communities located in Howard and Miami Counties, Indiana.

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

Lending Activities

     General. Historically, the Bank originated primarily fixed-rate one- to four-family mortgage loans. In the mid 1980s, the Bank introduced the origination of balloon mortgage loans for retention in its portfolio, and the Bank securitized a portion of its fixed-rate loan portfolio and exchanged it for adjustable-rate securities in order to increase the percentage of assets in its portfolio with more frequent repricing or shorter maturities than traditional long-term, fixed-rate mortgage loans. Thereafter, the Bank began originating ARM loans and converted some of the balloon mortgages to adjustable-rate mortgage ("ARM") loans when they matured. Nevertheless, the Bank has continued to originate fixed-rate mortgage loans in response to customer demand, which are typically sold in the secondary market with servicing retained. Such loans are primarily for terms of up to 30 years. The Bank still originates a limited number of balloon loans and has purchased a small amount of leases on business equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets/Liability Management" in the Annual Report to Stockholders for the fiscal year ended June 30, 1998 attached hereto as Exhibit 13 (the "Annual Report").

     While the Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, it also originates consumer loans (including mobile home loans), and to a lesser extent, construction loans. The Bank had in the past purchased and originated a limited number of multi-family and commercial real estate loans. See " - Multi-Family and Commercial Real Estate Lending." With the exception of consumer loans and lease contracts, substantially all of the Bank's loans are originated in its market area. At June 30, 1998, the Bank's loans, net and loans held for sale totaled $44.5 million, a decrease of $6.2 million or 12.2% from $50.7 million at June 30, 1997.

     The President has authority to approve loans up to $214,000(the FHLMC loan limit). All loans in excess of $214,000 require the approval of the entire Board of Directors.

     Under OTS regulations, the Bank's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1998, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was $1.1 million.

     Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank's loan portfolio (including loans held for sale) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                      June 30,
                                                   ---------------------------------------------------------------------------------
                                                           1998                         1997                        1996
                                                   -----------------------      -----------------------     ------------------------
                                                    Amount       Percent        Amount        Percent       Amount         Percent
                                                   --------     ----------      --------     ----------     --------      ----------
                                                                                 (Dollars in Thousands)
Real Estate Loans:
  One- to four-family(1) ......................    $ 24,688          55.42%     $ 25,542          50.24%    $ 29,476          57.58%
  Multi-family ................................       1,239           2.78         1,352           2.66        1,387           2.71
  Commercial ..................................         717           1.61           955           1.88        1,045           2.04
  Construction ................................         179            .40           919           1.81          690           1.35
                                                   --------     ----------      --------     ----------     --------     ----------
        Total real estate loans ...............      26,823          60.21        28,768          56.59       32,598          63.68
                                                   --------     ----------      --------     ----------     --------     ----------

Other Loans:
   Consumer Loans
     Deposit account ..........................         162            .36           159            .31          107            .21
     Automobile ...............................       1,088           2.44           890           1.75        1,118           2.18
     Home equity ..............................         368            .83           315            .62          258            .50
     Home improvement .........................       1,049           2.35         1,035           2.04        1,521           2.97
     Mobile homes/RVs .........................      13,808          31.00        17,827          35.07       13,861          27.08
     Other ....................................         120            .27           351            .69          238            .47
                                                   --------     ----------      --------     ----------     --------     ----------
        Total consumer loans ..................      16,595          37.25        20,577          40.48       17,103          33.41

   Lease Contracts(2) .........................       1,132           2.54         1,491           2.93        1,491           2.91
                                                   --------     ----------      --------     ----------     --------     ----------
        Total other loans .....................      17,727          39.79        22,068          43.41       18,594          36.32
                                                   --------     ----------      --------     ----------     --------     ----------
        Total loans ...........................      44,550         100.00%       50,836         100.00%      51,192         100.00%
                                                                                             ==========     ========     ==========

Less:
 Loans in process .............................         439                          857                         540
 Deferred fees (costs) and discounts ..........        (925)                      (1,270)                     (1,151)
 Allowance for losses .........................         518                          523                         494
                                                   --------                     --------                    --------
        Total loans, net ......................    $ 44,518                     $ 50,726                    $ 51,309
                                                   ========                     ========                    ========

----------

(1) Includes $1.9 million, $1.1 million and $1.5 million of loans held for sale at June 30, 1998, 1997 and 1996, respectively.
(2)  Represents a pool of leases on office equipment.

     The  following  table shows the  composition  of the Bank's loan  portfolio
(including loans held for sale) by fixed- and adjustable-rate at the dates indicated.

                                                                             June 30,
                                           ------------------------------------------------------------------------
                                                     1998                      1997                 1996
                                           ------------------------------------------------------------------------
                                            Amount         Percent      Amount      Percent    Amount     Percent
                                            ------         -------      ------      -------    ------     -------
                                                                  (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family(1) ...............   $ 10,034         22.53%    $  9,008       17.72%     $9,523     18.60%
  Multi-family .........................        825          1.85          644        1.27         653      1.28
  Commercial ...........................        491          1.10          721        1.41         369       .72
                                           --------        --------   --------      --------   --------   --------
     Total real estate loans ...........     11,350         25.48       10,373       20.40      10,545     20.60
                                           --------        --------   --------      --------   --------   --------

 Consumer ..............................     16,227         36.42       20,262       39.86      16,845     32.91
 Lease contracts(2) ....................      1,132          2.54        1,491        2.93       1,491      2.91
                                           --------        --------   --------      --------   --------   --------
     Total other loans .................     17,359         38.96       21,753       42.79      18,336     35.82
                                           --------        --------   --------      --------   --------   --------
        Total fixed-rate loans .........     28,709         64.44       32,126       63.19      28,881     56.42
                                           --------        --------   --------      --------   --------   --------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family(1) ...............     14,654         32.89       16,534       32.53      19,953     38.98
  Multi-family .........................        414           .93          708        1.39         734      1.43
  Commercial ...........................        226           .51          234         .46         676      1.32
  Construction .........................        179           .40          919        1.81         690      1.35
                                           --------        --------   --------      --------   --------   --------
        Total real estate loans ........     15,473         34.73       18,395       36.19      22,053     43.08

  Consumer .............................        368           .83          315         .62         258       .50
                                           --------        --------   --------      --------   --------   --------
        Total adjustable-rate loans ....     15,841         35.56       18,710       36.81      22,311     43.58
                                           --------        --------   --------      --------   --------   --------
            Total loans ................     44,550        100.00%      50,836      100.00%     51,192    100.00%
                                                           ========                 ========              ========


Less:
 Loans in process ......................        439                        857                     540
 Deferred fees (costs) and discounts ...       (925)                     1,270)                 (1,151)
 Allowance for losses on loans .........        518                        523                     494
                                           --------                   --------                 --------
     Total loans, net ..................   $ 44,518                    $50,726                 $51,309
                                           ========                   ========                 ========

----------
(1) Includes $1.9 million, $1.1 million and $1.5 million of fixed- and adjustable-rate loans held for sale at June 30, 1998, 1997 and 1996, respectively.

(2)  Represents a pool of leases on office equipment.

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                                         Real Estate
                                                  ----------------------------------------------------------------------------------
                                                                                      Multi-family and
                                                      One- to Four-Family(1)            Commercial                  Construction
                                                  ---------------------------    -------------------------      --------------------
                                                                  Weighted                        Weighted                  Weighted
                                                                   Average                         Average                   Average
                                                    Amount            Rate        Amount              Rate      Amount          Rate
                                                    ------            ----        ------              ----      ------          ----
                                                                                  (Dollars in Thousands)
       Due During Years
         Ending June 30,
---------------------------------------
1999(2) ................................          $    58             7.9%       $   806             8.6%       $  179          6.8%
2000 ...................................               21             9.1             --              --            --           --
2001 ...................................               45             9.3             --              --            --           --
2002 and 2003 ..........................              302             8.8            492             8.9            --           --
2004 to 2008 ...........................            3,261             8.1            379             8.7            --           --
2009 to 2023 ...........................           10,726             7.5            279             9.7            --           --
2024 and following .....................           10,275             7.5             --              --            --           --
                                                  -------             ---        -------             ---        ------          ---
                                                  $24,688             7.6        $ 1,956             8.9        $  179          6.8
                                                  =======             ===        =======             ===        ======          ===

                                                       Consumer                      Lease Contracts                   Total
                                                  -----------------------        -------------------------     ---------------------
                                                                   Weighted                       Weighted                Weighted
                                                                    Average                        Average                 Average
                                                   Amount            Rate        Amount           Rate (3)    Amount        Rate
                                                  -------          --------     -------           --------    ------       --------
      Due During Years
         Ending June 30,
---------------------------------------
1999(2) ...............................           $   489             7.5%       $   572              --%      $ 2,104          5.9%
2000 ..................................               329            10.4            560              --           910          4.0
2001 ..................................               506             9.8             --              --           551          9.8
2002 and 2003 .........................             1,390             9.4             --              --         2,184          9.2
2004 to 2008 ..........................             4,525            10.1             --              --         8,165          9.2
2009 to 2023 ..........................             9,350             9.6             --              --        20,355          8.5
2024 and following ....................                 6             8.7             --              --        10,281          7.5
                                                  -------                        --------                      -------
                                                  $16,595             9.7        $ 1,132              --       $44,550          8.2
                                                  =======                        ========                      =======


----------
(1)  Includes loans held for sale.
(2)  Includes demand loans, loans having no stated maturity and overdraft loans.
(3)  Lease contracts were all on non-accrual status.

     At June 30, 1998, the total amount of loans due after June 30, 1999 which have fixed interest rates is $28.1 million, while loans due after such date which have floating or adjustable interest rates is $14.3 million.

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

     One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At June 30, 1998, the Bank's one- to four-family residential mortgage loans totaled $24.7 million, or 55.4%, of the Bank's gross loan portfolio. In the future, the Bank intends to utilize third-party originations as a source of one- to four-family loan originations subject to compliance with all customary underwriting procedures of the Bank. The loans purchased may include loans secured by modular housing units that qualify as one- to four-family loans.

     The Bank currently offers fixed-rate and adjustable-rate mortgage loans. For the year ended June 30, 1998, the Bank originated $14.0 million of adjustable-rate one-to four-family real estate loans. During the same period, the Bank originated $4.4 million of fixed-rate one- to four-family real estate loans. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

     The Bank has offered adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with terms of 15 to 30 years. The Bank currently offers one-year adjustable-rate mortgage loans with a stated interest rate margin over the one-year Constant Maturity Treasury Index. The Bank has utilized other indices in prior years, such as the Eleventh FHLB District's Cost of Funds Index. The majority of these loans provided for a 1.0% maximum annual cap and a lifetime cap of 5.0% over the initial rate. Currently, the Bank's one-year adjustable-rate mortgages generally provide for a 2.0% annual cap and a lifetime cap of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the

Bank's cost of funds. Currently, all adjustable-rate mortgage loans originated do not provide for a minimum interest rate.

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

     The loans currently originated by the Bank are typically underwritten and documented pursuant to the guidelines of the FHLMC. The Bank's decision to hold or sell these loans is based on its asset liability management policy and goals and the market conditions for mortgages at any period in time. Under current policy, the Bank typically originates for sale all conforming fixed-and adjustable-rate mortgage loans originated. The Bank currently retains the servicing of the conventional loans it sells. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" for information regarding fees received by the Bank in connection with loans serviced for others. At June 30, 1998, the Bank had $2.0 million of fixed-rate residential loans with remaining terms of less than 10 years and $8.0 million of fixed-rate loans with remaining terms of 10 years or more in its loan portfolio.

     Residential Construction Lending. The Bank makes construction loans for the construction of residences (including modular homes). At June 30, 1998 the Bank's construction loan portfolio totaled $179,000 or .40% of its gross loan portfolio. As of that date, all of these loans were secured by property located within the Bank's market area.

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

     Consumer Lending. AmericanTrust currently offers a variety of secured consumer loans, including mobile home and RV loans, home improvement and home equity loans, automobile loans and loans secured by savings deposits. The Bank also offers unsecured consumer loans. Except for mobile home and RV loans, AmericanTrust currently originates substantially all of its consumer loans in its market area. AmericanTrust originates consumer loans by extending credit directly to the borrower. Mobile home and RV loans are originated on an indirect basis through the acquisition of installment payment contracts from retailers who have extended credit to their customers for the purchase of mobile homes or RVs. At June 30, 1998, the Bank's consumer loans totaled $16.6 million, or 37.3% of the Bank's gross loan portfolio.

     The largest component of AmericanTrust's consumer loan portfolio consists of mobile home and RV loans. At June 30, 1998, mobile home loans totaled $3.6 million, or approximately 8.1% of the Bank's gross loan portfolio, and RV loans totalled $10.2 million, or 22.9% of the Bank's gross loan portfolio. In 1984, the Bank began offering mobile home loans in order to provide affordable housing to individuals. AmericanTrust typically indirectly originates loans secured by new and used mobile homes purchased by individuals from dealers who meet AmericanTrust's qualifications. Pursuant to agreements with two corporations specializing in financing and originating mobile home loans, these companies solicit loan opportunities from dealers, receive and process all credit applications, submit applications to AmericanTrust and assist in the collection of delinquent accounts and resale of repossessed collateral. When the completed loan application package is received by AmericanTrust, the Bank independently underwrites the loan and determines whether to accept the loan. At June 30, 1998, mobile home loans originated pursuant to these agreements amounted to substantially all mobile home loans outstanding.

     Mobile homes securing such loans are located primarily in Indiana. Mobile home loans are typically made at a higher yield and for a shorter maturity than one- to four-family residential mortgage loans. Most of the Bank's mobile home loans have been originated with fixed rates of interest and are generally made in amounts of up to a maximum of the lesser of 125% of the net invoice or 90% of the appraised value or buyer's cost. The buyer's cost can include such items as freight, itemized set-up charges, physical damage insurance, sales tax and filing and recording fees. AmericanTrust is permitted by regulation to make mobile home loans for terms of up to 20 years, although most of the Bank's mobile home loans are for terms of 15 years or less. At June 30, 1998, mobile home loans totaling $60,000, or .13% of the Bank's gross loan portfolio were 60 days or more delinquent.

     In January 1994, the Bank began indirectly originating RV loans to individuals who meet the Bank's underwriting standards, pursuant to agreements with financing companies which are similar to the mobile home loan origination agreements described above. At June 30, 1998, RV loans totaling $197,000 or .44% were 60 days or more delinquent.

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

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Furthermore, repossession of mobile homes and RVs can be difficult and time consuming as compared to the repossessing other property. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (approximately $225,000 or approximately 1.4% of the Bank's consumer loan portfolio at June 30, 1998 was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future, particularly since many such credits, particularly loans secured by RVs, are new and unseasoned. See "- Asset Quality - Non- Performing Assets."

     Multi-Family and Commercial Real Estate Lending. AmericanTrust has originated and purchased a limited amount of real estate loans secured by multi-family and non-residential properties. Properties securing these loans included office buildings, strip malls, apartment buildings, churches and nursing homes. At June 30, 1998, $2.0 million, or 4.4% of the Bank's gross loan portfolio, consisted of multi-family and commercial real estate loans.

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

     Loans secured by commercial real estate and multi-family properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. At June 30, 1998, none of the Bank's loans secured by multi-family and commercial real estate were non-accruing. See "- Asset Quality."

     In the future, the Bank may continue to consider originating or participating in multi-family and commercial real estate lending especially in low- and moderate-income projects in the communities it serves. Such lending may entail additional credit risk not present in other lending ventures.

     Lease Contracts. In fiscal 1993, the Bank began purchasing commercial leases covering business equipment located principally in the various states located throughout the Midwest and along the East Coast. At June 30, 1998, the book value of the Bank's lease contracts totaled $1.1 million, or 2.5% of the Bank's gross loan portfolio. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The leases were purchased from a commercial lease origination firm with expertise in originating and acquiring such leases. The Bank purchased these leases because they were available at relatively high yields at a time when investment alternatives were generating lower yields and because such leases have relatively short terms, consistent with the Bank's asset/liability management strategy. Although, like other commercial business financings, commercial leases involve higher risk than residential mortgage loans, management believes that the purchase of such leases is consistent with the Bank's asset/liability strategy, in light of the comparatively higher yields, and the additional credit recourse provided by the seller. The leases are currently on non-accrual status due to the bankruptcy of Bennett Funding Group, Inc. ("BFGI"), the servicer of the leases. BFGI continues to service the lease contracts and has initially remitted $350,000 during June 1998 under the leadership of the court-appointed Trustee. See "-Asset Quality-Bennett Funding."

Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

     Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources.

     While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the fiscal year ended June 30, 1998, the Bank originated $14.0 million in fixed-rate loans and $4.4 million in adjustable rate loans, all of which were secured by one-to-four family real estate.

     The Bank currently holds in its portfolio certain non-conforming fixed- and adjustable-rate loans that it originates. The conforming fixed- and adjustable-rate loans originated by the Bank are generally sold in the secondary market, primarily to the FHLMC with servicing retained. From time to time, in order to reduce the interest rate risk associated with these loans, the Bank obtains forward delivery commitments from investors on loans in process. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. FHA and VA loans are sold with servicing released. During the fiscal year ended June 30, 1998, the Bank sold $9.6 million of one- to four-family loans in the secondary market with servicing retained, and $2.7 million servicing released.

     Typically, when loans are sold, AmericanTrust retains responsibility for collecting and remitting loan payments, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans, and receives a fee for performing this service. Sales of whole loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. At June 30, 1998, AmericanTrust was servicing mortgage loans for others in the amount of $31.8 million.

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

     The Bank has from time to time purchased loans or interests in loans secured predominantly by one- to four-family real estate from other lenders. Purchased loans must comply with the Bank's underwriting standards. At June 30, 1998, the Bank had $1.1 million of lease contracts. See "- Lease Contracts." In addition, the Bank has invested funds in mortgage-backed securities. During the fiscal year ended June 30, 1998, the Bank neither purchased nor sold mortgage-backed securities. See the Notes to Consolidated Financial Statements in the Annual Report. See "- Investment Securities."

     The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                                                    Year Ended June 30,
                                                                 -------------------------------------------------------------
                                                                    1998                    1997                    1996
                                                                 ------------            ------------            ------------

                                                                                      (In Thousands)
Originations:
  One- to four-family .......................................    $ 18,422                $  8,397                $ 15,328
  Consumer ..................................................         862                   8,927                   7,358
                                                                 --------                --------                --------
         Total loans originated .............................      19,284                  17,324                  22,686
                                                                 --------                --------                --------

Purchases:
  Lease contracts ...........................................        --                      --                     1,147
  Multi-family and commercial ...............................        --                      --                       490
  Mortgage-backed securities ................................        --                      --                      --
                                                                 --------                --------                --------
         Total purchased ....................................        --                      --                     1,637
                                                                 --------                --------                --------

Sales:
  One- to four-family .......................................      12,271                   6,319                  12,948
  Mortgage-backed securities ................................        --                     ---                      --
                                                                 --------                --------                --------
         Total sales ........................................      12,271                   6,319                  12,948
                                                                 --------                --------                --------

Principal repayments and other:
  Loans .....................................................      13,299                  11,361                   9,608
  Mortgage-backed securities ................................         319                     358                     822
                                                                 --------                --------                --------
         Total principal payments ...........................      13,618                  11,719                  10,430
                                                                 --------                --------                --------

         Net increase (decrease) ............................    $ (6,605)               $   (714)               $    945
                                                                 ========                ========                ========


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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1998. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                              Loans Delinquent For:
                                          -----------------------------------------------------------
                                                      60-89 Days               90 Days and Over            Total Delinquent Loans
                                          -----------------------------  -----------------------------  ----------------------------
                                                               Percent                        Percent                       Percent
                                                               of Total                       of Total                      of Total
                                          Number     Amount     Loans    Number     Amount     Loans     Number     Amount    Loans
                                          ------     ------    --------  ------     ------    --------   ------     ------  --------
                                                                             (Dollars in Thousands)
One- to four-family .................          2     $   58      .13%         6     $  151      .34%          8     $  209      .47%
Consumer ............................          6         44      .10         11        225      .50          17        269      .60
Lease contracts .....................         --         --       --        305      1,132     2.54         305      1,132     2.54
                                          ------     ------     ----     ------     ------     ----      ------     ------     ----
     Total ..........................          8     $  102      .23%       322     $1,508     3.40%        330     $1,610     3.61%
                                          ======     ======     ====     ======     ======     ====      ======     ======     ====


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

     Bennett Funding Group, Inc. The Company has a business relationship with Bennett Funding Group, Inc. ("BFGI") which recently filed for Chapter 11 bankruptcy protection on March 29, 1996. From 1992 to 1995, the Company purchased commercial lease contracts covering business equipment from BFGI, for which BFGI acts as the servicer. At June 30, 1998, the book value of the Company's lease contracts totaled $449,000. In addition, the Company and $674,000 in Short Term Dealer Contracts with Bennett Leasing Corporation ("BLC") which was later included in the bankruptcy proceedings. Newspaper reports have indicated that BFGI may have utilized fictitious leases in some of its business activities. The SEC has filed a criminal and civil suit against an officer of BFGI which alleges various fraudulent actions including the sale of the same leases to two or more buyers. Reserves of $67,000 have been recorded for probable losses as a result of lease prepayments. In addition, reserves of $149,000 have been allocated to the leases for potential losses.

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


                                                             June 30,
                                                 -------------------------------
                                                  1998         1997         1996
                                                  ----         ----         ----
                                                     (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ......................     $  151      $   66      $   66
  Consumer .................................        484         239          23
  Leases ...................................      1,132       1,491       1,491
                                                 ------      ------      ------
     Total .................................      1,767       1,796       1,580

Restructured loans:
  Commercial real estate ...................        637         644         809

Foreclosed assets:
  One- to four-family ......................         --          --          43
  Consumer .................................        272         186          --
                                                 ------      ------      ------
Total non-performing assets ................     $2,676      $2,626      $2,432
                                                 ======      ======      ======
Total as a percentage of total assets ......       4.61%       3.64%       3.38%
                                                 ======      ======      ======


     For the fiscal year ended June 30, 1998, gross interest income which would have been recorded had the non-accruing and restructured loans been current in accordance with their original terms amounted to $230,000. Interest income received or accrued included $59,000 for the year ended June 30, 1998 on the non-accruing loans and restructured loans.

     At June 30, 1998, the Bank's non-accruing loans consisted of six loans secured by residential real estate totaling $151,000 and 47 consumer loans totaling $484,000. As discussed in more detail below, the Bank's interest in restructured loans at June 30, 1998 totaled $637,000. Such loans are secured by apartment complexes located in Indiana which were restructured in fiscal 1991 and 1992. At June 30, 1998, borrowers on each of these loans, of which the Bank's interest had aggregate balances of $359,000 and $278,000, respectively, had made all required payments in accordance with the terms of the restructured loan agreements. A description of these restructured loans is set forth below.

     In 1983, the Bank purchased a 50% interest in a $711,000 loan secured by an apartment complex located in Rochester, Indiana. In fiscal 1992, due to chronic delinquencies on the part of the borrower, the Bank and the lead lender agreed to restructure the loan to extend the initial term until 1997. Subsequent to the restructuring, the borrowers continued to make payments approximately 30 days late. The loan was 30 days delinquent at June 30, 1998. The Bank is accruing interest on this loan at the restructured interest rate. In addition, the borrowers have not established any reserve for repairs on the property should they become necessary. At June 30, 1998, the Bank's interest in this loan totalled $359,000.

     In 1983, the Bank originated a $724,000 loan secured by an apartment complex located in Logansport, Indiana of which it retained 40% interest. In fiscal 1992, due to chronic delinquencies on the part of the borrowers, the Bank agreed to restructure the loan to extend the repayment term until 1999. At June 30, 1998, the Bank's interest in this loan totalled $278,000. On the same date, the borrowers had made all required payments in accordance with the terms of the modified loan agreement. The Bank is accruing interest on this loan at the restructured interest rate.

     Other Loans of Concern. In addition to the non-performing assets set forth in the table above as of June 30, 1998, there were no other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of items in the non-performing asset categories.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1998, the Bank had classified a total of $2.6 million of its assets as substandard, $23,000 as doubtful, and $114,000 as loss. At June 30, 1998, total classified assets comprised $2.8 million, or 39.5% of the Bank's capital, or 4.8% of the Bank's total assets.

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

     Although management believes that it uses the information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for losses on loans will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 1998, the Bank had a total allowance for losses on loans of $518,000, representing 21.5% of total non-performing loans and 1.2% of the Bank's loans, net. See Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth an analysis of the Bank's allowance for losses on loans.


                                                           Year Ended June 30,
                                                         ----------------------
                                                          1998    1997     1996
                                                              (In Thousands)
Balance at beginning of period ......................    $523     $494     $400
                                                         ----     ----     ----
Charge-offs:
   One- to four-family ..............................       7       --       --
   Consumer .........................................      90        4       31
                                                         ----     ----     ----
Net charge-offs .....................................      97        4       31
Provision for losses on loans .......................      92       33      125
                                                         ----     ----     ----
Balance at end of period ............................    $518     $523     $494
                                                         ====     ====     ====

Ratio of net charge-offs during the period to
 average loans outstanding during the period ........     .20%     .01%     .06%
                                                         ====     ====     ====

Ratio of net charge-offs during the period to
 average non-performing assets ......................    4.00%     .40%    2.28%
                                                         ====     ====     ====


     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                                           June 30,
                                                        ----------------------------------------------------------------------------
                                                                1998                         1997                     1996
                                                        ----------------------------------------------------------------------------
                                                                    Percent                       Percent                   Percent
                                                                    of Loans                      of Loans                  of Loans
                                                                    in Each                       in Each                   in Each
                                                        Amount of   Category        Amount of     Category      Amount of   Category
                                                        Loan Loss   to Total        Loan Loss     to Total      Loan Loss   to Total
                                                        Allowance    Loans          Allowance      Loans        Allowance    Loans
                                                                                      (Dollars in Thousands)
One- to four-family ...............................        $ 23         55.42%        $ 31         50.24%        $ 35         57.58%
Multi-family and commercial real estate ...........          63          4.39           63          4.54           77          4.75
Construction ......................................          --           .40           --          1.81           --          1.35
Consumer ..........................................         135         37.25          155         40.48          131         33.41
Lease contracts ...................................         216          2.54          216          2.93          171          2.91
Unallocated .......................................          81            --           58            --           80            --
                                                           ----        ------         ----        ------         ----        ------
     Total ........................................        $518        100.00%        $523        100.00%        $494        100.00%
                                                           ====        ======         ====        ======         ====        ======


Investment Activities

     General. AmericanTrust must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 8.83%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

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

     Securities and Other Interest-Earning Assets. At June 30, 1998, the Company's interest-bearing deposits with other financial institutions totaled $1.1 million, or 1.9% of total assets, and its securities, consisting of federal agency obligations, mutual funds which invest in adjustable-rate mortgages and asset-backed securities, totaled $5.5 million, or 9.5% of total assets. In addition, as of such date, the Company had a $1.1 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis. It is the Company's general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade. At June 30, 1998, the average term to maturity or repricing of the securities portfolio (excluding FHLB stock) was 14.1 years.

     The Company's securities, except for mortgage-backed securities, portfolio at June 30, 1998 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government or its agencies.

     The Company has investment securities of $77,000 that are backed by auto receivables in four Auto Receivables Trusts. The auto receivables were purchased between 1992 and 1994. In December 1995, Duff & Phelps Rating Co. ("Duff & Phelps") placed the Trusts on "rating watch-down" due to high vehicle repossessions and issues concerning the charge-off of certain loan balances against available cash reserves. On February 14, 1996 Duff & Phelps announced the downgrade to BBB-. At June 30, 1998 all of the auto receivable pools owned by the Company were paying as agreed.

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

     The following table sets forth the composition of the Company's securities portfolio and other interest earning assets at the dates indicated.

                                                                                              June 30,
                                                                    ----------------------------------------------------------------
                                                                            1998                1997                    1996
                                                                    -----------------    ---------------------    ------------------
                                                                    Carrying     % of     Carrying    % of       Carrying      % of
                                                                     Value       Total      Value     Total        Value       Total
                                                                     -----       -----      -----     -----        -----       -----
                                                                                        Dollars in Thousands)
Securities
  Available for sale:
     Federal agency obligations ...............................     $   499       7.6%     $ 8,309      54.4%     $ 8,117      52.1%
     Mortgage-backed securities ...............................       2,726      41.7        2,724      17.9        2,737      17.6
     Mutual funds .............................................       1,125      17.2        1,116       7.3        1,065       6.8
                                                                    -------     -----      -------     -----      -------     -----
         Subtotal .............................................       4,350      66.5       12,149      79.6       11,919      76.5
                                                                    -------     -----      -------     -----      -------     -----

  Held to maturity:
     Federal agency obligations ...............................          --        --          500       3.3          500       3.2
     Mortgage-backed securities ...............................       1,063      16.3        1,384       9.0        1,729      11.1
     Other asset-backed securities ............................          77       1.2          183       1.2          384       2.5
                                                                    -------     -----      -------     -----      -------     -----
         Subtotal .............................................       1,140      17.5        2,067      13.5        2,613      16.8
                                                                    -------     -----      -------     -----      -------     -----

FHLB stock ....................................................       1,050      16.0        1,050       6.9        1,050       6.7
                                                                    -------     -----      -------     -----      -------     -----

     Total securities and FHLB stock ..........................     $ 6,540     100.0%     $15,266     100.0%     $15,582     100.0%
                                                                    =======     =====      =======     =====      =======     =====

Average remaining life of securities and mortgage-
    backed securities (excluding FHLB stock) ..................      14.1 years             12.3 years             11.8 years

Other interest-earning assets
  Interest-bearing deposits with banks ........................     $ 1,099     100.0%     $ 1,093     100.0%     $   618     100.0%
                                                                    =======     =====      =======     =====      =======     =====

     The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                                         June 30, 1998
                                                           -------------------------------------------------------------------------
                                                           Less Than        5 to 10        Over 10
                                                            1 Year            Years          Years              Total Securities
                                                           ---------        ---------      ---------       -------------------------
                                                           Amortized        Amortized      Amortized       Amortized
                                                            Cost             Cost            Cost            Cost      Market Value
                                                           ---------        ---------      ---------       ---------   -------------
                                                                                      (Dollars in Thousands)
Available for sale:
    Federal agency obligations .....................         $   --        $   500          $   --          $  500          $  499
    Mortgage-backed securities .....................             --              --           2,717           2,717           2,726
    Asset management fund ..........................          1,071              --              --           1,071           1,125
                                                             ------          ------          ------          ------          ------
                                                              1,071             500           2,717           4,288           4,350
                                                             ------          ------          ------          ------          ------
Held to maturity:
     Mortgage-backed securities ....................             --              --           1,063           1,063           1,053
     Asset-backed securities .......................             77              --              --              77              42
                                                             ------          ------          ------          ------          ------
                                                                 77              --           1,063           1,140           1,095
                                                             ------          ------          ------          ------          ------
Total securities ...................................         $1,148          $  500          $3,780          $5,428          $5,445
                                                             ======          ======          ======          ======          ======

Weighted average yield .............................           6.55%           6.57%           7.10%           7.03%           7.03%


     Mortgage-Backed Securities. The Bank has a portfolio of mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. Mortgage-backed securities can also serve as collateral for borrowings and as a source of liquidity. At June 30, 1998, the mortgage-backed securities totaled $3.8 million, or 6.5% of total assets. For information regarding the carrying and market values of the Bank's mortgage-backed securities portfolio, see the Notes to Consolidated Financial Statements in the Annual Report.

     Historically, most of the Bank's mortgage-backed securities were long-term, fixed-rate securities. In more recent years, the Bank has begun to purchase other types of mortgage-backed securities consistent with its asset/liability management objectives. In this regard, the Bank emphasizes the purchase of adjustable-rate mortgage-backed securities for asset/liability management purposes and in order to supplement the Bank's origination of adjustable-rate mortgage loans. At June 30, 1998, $330,000, or 8.7% of the Bank's mortgage-backed securities, carried adjustable rates of interest.

The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                                                                            June 30,
                                                            ------------------------------------------------------------------------
                                                                     1998                    1997                        1996
                                                            --------------------    ----------------------     ---------------------
                                                            Carrying      % of       Carrying       % of       Carrying       % of
                                                              Value       Total        Value        Total        Value        Total
                                                            --------      ------     --------       -----      --------       -----
                                                                                       (Dollars in Thousands)
Available for sale:
   Government National Mortgage Association ..........       $2,726        71.9%       $2,724        66.3%       $2,737        61.3%
                                                             ------       -----        ------       -----        ------       -----

Held to maturity:
   Federal National Mortgage Association .............          330         8.7           354         8.6           369         8.3
   ASMC Acceptance Corporation .......................          164         4.4           256         6.2           352         7.9
   Statewide Acceptance Corporation ..................          569        15.0           774        18.9         1,008        22.5
                                                             ------       -----        ------       -----        ------       -----
        Subtotal .....................................        1,063        28.1         1,384        33.7         1,729        38.7
                                                             ------       -----        ------       -----        ------       -----
   Total mortgage-backed securities ..................       $3,789       100.0%       $4,108       100.0%       $4,466       100.0%
                                                             ======       =====        ======       =====        ======       =====

     The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at June 30, 1998.


                                                             Over 10
                                                              Years

Available for sale:
    Government National Mortgage Association ................ $2,726
                                                              ------

Held to maturity:
    Federal National Mortgage Association ...................    330
    ASMC Acceptance Corporation .............................    164
    Statewide Acceptance Corporation ........................    569
                                                              ------
           Subtotal .........................................  1,063
                                                              ------
     Total .................................................. $3,789
                                                              ======


     At June 30, 1998, the Bank's portfolio of mortgage-backed securities did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity.

     Under the OTS risk-based capital requirements, Government National Mortgage Association ("GNMA") mortgage-backed securities have a zero percent risk weighting and Federal National Mortgage Association ("FNMA"), FHLMC and "AA" or higher rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans. At June 30, 1998, all of the Bank's mortgage-backed securities are backed by federal agencies except for mortgage-backed securities totaling $733,000.

     In addition, from time to time, the Bank has purchased collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). CMOs and REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes or tranches of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The Bank invests in these securities as an alternative to mortgage loans or mortgage-backed securities generally to satisfy the short- to intermediate-term portion of its asset/liability management strategy. At June 30, 1998, the Bank had no REMICs and CMOs.

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

At June 30, 1998, the Bank had total FHLB advances of $3.1 million. See " - Borrowings" and the Notes to Consolidated Financial Statements in the Annual Report.

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

     The Bank also serves as a depository for public funds for various municipalities and related entities. At June 30, 1998, the amount of public funds on deposit with the Bank was $9.1 million. These accounts are subject to volatility depending on governmental funding needs and the Bank's desire to attract such funds.

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

     The following table sets forth the savings flows at the Bank during the periods indicated.


                                                   Year Ended June 30,
                                         ---------------------------------------
                                            1998          1997           1996
                                         ---------      ---------     ----------
                                                     (In Thousands)
Opening balance ....................     $ 53,523       $ 44,562      $ 50,514
Deposits (withdrawals), net ........       (8,442)         6,704        (3,120)
Deposits sold ......................           --             --        (5,146)
Interest credited ..................        1,800          2,257         2,314
                                         --------       --------      --------
Ending balance .....................       46,881         53,523        44,562
                                         --------       --------      --------
Net increase (decrease) ............     $  6,641       $  8,961      ($ 5,952)
                                         ========       ========      ========
Percent increase (decrease) ........         12.4%          20.1%        (11.8)%
                                         ========       ========      ========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                               Year Ended June 30,
                                                    --------------------------------------------------------------------------------
                                                                1998                           1997                    1996
                                                    ---------------------------------  ----------------------  ---------------------
                                                                             Weighted
                                                                  Percent    Average                 Percent               Percent
                                                      Amount      of Total    Rate     Amount        of Total  Amount      of Total
                                                      ------      --------    ----     ------        --------  ------      --------
                                                                            (Dollars in Thousands)
Transactions and Savings Deposits:
NOW accounts(1).................................    $ 7,733         16.5%       2.0%  $ 7,300         13.6% $   6,590        14.8%
Statement savings...............................      1,653          3.5        2.8     1,871          3.5      1,986         4.5
Regular passbook................................      3,805          8.1        2.8     3,917          7.3      3,775         8.5
90-day passbook accounts........................        748          1.6        2.9     1,104          2.1      1,251         2.8
Money Market Accounts...........................      3,883          8.3        3.5     4,700          8.8      4,785        10.7
                                                    -------        ------             -------        ----- ----------      ------

Total Non-Certificates..........................     17,822         38.0                8,892         35.3     18,387        41.3
                                                    -------        -----              -------        -----  ---------      ------

Certificates:

 2.50 -  3.49%..................................          --          --                   54           .1         58          .1
 3.50 -  4.49%..................................          --          --                  314           .6        905         2.0
 4.50 -  5.49%..................................      8,195         17.5               12,176         22.7      8,689        19.5
 5.50 -  6.49%..................................     19,364         41.3               20,216         37.8     13,937        31.3
 6.50 -  7.49%..................................      1,320          2.8                1,671          3.1      2,163         4.9
 7.50 -  8.49%..................................        200           .4                  200           .4        423         1.0
                                                    --------       ------             --------       ------   --------     -------

Total Certificates..............................     29,059         62.0        5.6    34,631         64.7     26,175        58.7
                                                    --------       ------             --------       ------  ---------       -----

Total Deposits..................................    $46,881        100.0%       4.5%  $53,523        100.0%   $44,562       100.0%
                                                    =======        =====              =======        =====    =======       =====

----------
(1)  Includes business checking accounts.

     The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1998.


                                                                 4.00-            6.00-        8.00-                        Percent
                                                                 5.99%            7.99%        9.99%           Total        of Total
                                                                 -----            -----        -----           -----        --------
Certificate accounts maturing in
quarter ending
--------------------------------

September 30, 1998 ...................................         $13,012          $   201          $---         $13,213          45.5%
December 31, 1998 ....................................           2,344               82            --           2,426           8.3
March 31, 1999 .......................................           1,854              283            --           2,137           7.3
June 30, 1999 ........................................           1,030              652            --           1,682           5.8
September 30, 1999 ...................................             874              303            --           1,177           4.0
December 31, 1999 ....................................           1,086              288            --           1,374           4.7
March 31, 2000 .......................................             614              220           200           1,034           3.6
June 30, 2000 ........................................             420              264            --             684           2.4
September 30, 2000 ...................................             475              207            --             682           2.4
December 31, 2000 ....................................             202              127            --             329           1.1
March 31, 2001 .......................................              90              256            --             346           1.2
June 30, 2001 ........................................             135              667            --             802           2.8
Thereafter ...........................................             523            2,650            --           3,173          10.9
                                                               -------          -------         -----         -------         -----

   Total .............................................         $22,659          $ 6,200         $ 200         $29,059         100.0%
                                                               =======          =======         =====         =======         =====

   Percent of total ..................................            78.0%            21.4 %         . 6%
                                                               =======          =======         =====


     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1998.


                                                                                              Maturity
                                                                 -------------------------------------------------------------------
                                                                                 Over           Over
                                                                 3 Months       3 to 6         6 to 12         Over
                                                                 or Less        Months         Months        12 Months        Total
                                                                 -------        ------         ------        ---------        -----
                                                                                           (In Thousands)

Certificates of deposit less than $100,000 ..............        $ 3,653        $ 2,323        $ 3,719        $ 8,782        $18,477
Certificates of deposit of $100,000 or more .............            461            103            100            818          1,482
Public funds (1) ........................................          9,100             --             --             --          9,100
                                                                 -------        -------        -------        -------        -------
Total certificates of deposit ...........................        $13,214        $ 2,426        $ 3,819        $ 9,600        $29,059
                                                                 =======        =======        =======        =======        =======

----------
(1)  Deposits from governmental and other public entities.


     Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings to support lending activities and to assist the Bank's asset/liability management strategy when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Bank desires additional capacity to fund loan demand.

     AmericanTrust's borrowings historically have consisted of advances from the FHLB of Indianapolis. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At June 30, 1998, the Bank had $1.1 million of FHLB of Indianapolis stock.

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

     The following table sets forth the maximum month end balance and average balance of FHLB advances and other borrowings for the periods indicated.


                                                    Year Ended June 30,
                                         ---------------------------------------
                                           1998            1997           1996
                                         ---------       ---------       -------
                                                   (Dollars in Thousands)
Maximum Balance:
  FHLB advances ................         $14,412         $19,015         $20,450

Average Balance:
  FHLB advances ................         $10,586         $14,618         $12,771


     The following table sets forth certain information as to the Bank's borrowings at the dates indicated.


                                              June 30,
                            --------------------------------------
                                  1998        1997          1996
                            -----------    ---------     ---------
                                       (Dollars in Thousands)

FHLB advances ............. $    3,070     $ 10,902      $ 19,500
Weighted average interest..       6.41%        6.13%         5.85%
rate of FHLB advances

Service Corporation Activities

     As a federally chartered savings bank, AmericanTrust is permitted by OTS regulations to invest up to 2% of its assets, or approximately $1.2 million at June 30, 1998, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of AmericanTrust's investment in its service corporation, Indiana Financial Service Corporation ("IFSCO") was approximately $485,000. AmericanTrust may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

     AmericanTrust's service corporation, IFSCO, is an Indiana corporation located in Peru, Indiana. IFSCO was organized by the Bank in 1972 and provides mortgage banking, annuity sales, credit life and other insurance services to customers in the Bank's primary market area. In December, 1995, IFSCO purchased the assets of U.S. Title, Inc. Following the acquisition, IFSCO, doing business as U.S. Title, has continued to provide the title insurance services offered by the former U.S. Title, Inc. For the fiscal year ended June 30, 1998, IFSCO had a net loss of approximately $4,000.

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

Employees

     At June 30, 1998, the Bank had a total of 26 full-time and four part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of March 31, 1997. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1998, was approximately $25,000.

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, the Bank's lending limit under this restriction was $1.1 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation passed on September 30, 1996. The Company's special assessment, which was $295,000, was paid in November 1996, and expensed in the fiscal year ended June 30, 1997. Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1998, the Bank did not include any intangible assets in the capital calculation.

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

     At June 30, 1998, the Bank had tangible capital of $7.0 million, or 12.0% of adjusted total assets, which is approximately $6.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1998, the Bank did not include any intangible assets which were subject to these tests.

     At June 30, 1998, the Bank had core capital equal to $7.0 million, or 12.0% of adjusted total assets, which is $5.3 million above the minimum leverage ratio requirement of 4% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1998, the Bank had no capital instruments that qualify as supplementary capital and $381,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. AmericanTrust had no such exclusions from capital and assets at June 30, 1998.

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

     On June 30, 1998, the Bank had total risk-based capital of $7.4 million (including $7.0 million in core capital and $381,000 in qualifying supplementary capital) and risk-weighted assets of $39.0 million (with no covered off-balance sheet assets); or total capital of 19.0% of risk-weighted assets. This amount was $4.3 million above the 8% requirement in effect on that date.

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

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1998, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 8.8% and a short-term liquid assets ratio of 4.9%.

     Accounting. An OTS policy statement applicable to all savings associations clarifies and reemphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

     The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1998, the Bank met the test and has always met the test since its effectiveness.

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

     If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See " - Qualified Thrift Lender Test."

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

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1998, the Bank had $1.1 million of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.33% and were 8.06% for fiscal 1998.

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

     For the fiscal year ended June 30, 1998, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $85,000, which constitute a $2,000 increase over the amount of dividends received in fiscal year 1997. The $21,000 dividend received for the quarter ended June 30, 1998 reflects an annualized rate of 8.0%, or 15 basis points more than the rate for fiscal 1997. No assurance can be given that such dividends will continue in the future at such levels.

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

     Since 1987, the percentage of specially-computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction). Under changes in federal tax law enacted in August 1996, the percentage bad debt deduction has been eliminated for tax years beginning after December 31, 1995. Accordingly, this method will not be available to the Bank for its tax years ending June 30, 1998 and thereafter.

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

     The federal tax legislation enacted in August 1996 also imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Bank, the base-year reserves are the balances as of June 30, 1988. Recapture of the excess reserves will occur over a six-year period. The Bank began to recaputure excess reserves of $103,000 starting in the fiscal year ended June 30, 1997, in the amount of $17,200 per year. The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

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

     The Bank and its subsidiary file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company files a consolidated federal income tax return with the Bank and its subsidiary. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

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

Executive Officer Who Is Not A Director

     Deborah Huff, age 48, is Treasurer and Chief Financial Officer of AmericanTrust and the Company, positions she has held since joining the Bank in July 1998. Ms. Huff is responsible for the supervision of the Bank's accounting department and will assume supervisory duties of the loan processing department in early fiscal year 1999. Prior to joining the Bank, Ms. Huff, a CPA, was employed as Corporate Controller and Secretary of Nixon Newspapers, Inc., located in Peru, Indiana.

Item 2. Description of Properties

     The Bank conducts its business through three offices, its main office located in Peru, Indiana and two branch offices located in Kokomo, Indiana; all locations are owned by the Bank. In June, 1996, IFSCO purchased a building in Kokomo, Indiana for the future use of U.S. Title. The following table sets forth information relating to each of the Bank's offices as of June 30, 1998. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1998 was approximately $1.8 million. See the Notes to Consolidated Financial Statements in the Annual Report.


                                                    Total
                                                  Approximate     Net Book Value
                                     Date           Square              at
               Location            Acquired         Footage       June 30, 1998
--------------------------------------------------------------------------------

Main Office:
    20 West Fifth Street             1962            6,600             $260,628
    Peru, Indiana  46970

Branch Offices:
    1936 South Dixon Road            1994            4,000              656,540
    Kokomo, Indiana  46902
    2531 North Washington Street     1997            3,000              560,668
    Kokomo, Indiana  46902

U.S. Title Office:                   1996            7,000              316,967
    210 N. Main Street
    Kokomo, Indiana  40901


     AmericanTrust believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company.

     The Bank maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 1998 was approximately $125,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.


                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

     Page 45 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

     Pages 5 through 19 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Financial Statements and Supplementary Data

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1998, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                                              Pages in
                                                                                               Annual
Annual Report Section                                                                          Report
---------------------                                                                          ------

Report of Independent Auditor.............................................................      20

Consolidated Statement of Balance Sheet as of June 30, 1998 and 1997......................      21

Consolidated Statement of Income for the Years Ended June 30, 1998, 1997
   and 1996...............................................................................      22

Consolidated Statement of Changes in Stockholders' Equity for the
   Years Ended June 30, 1998, 1997 and 1996.................................................    23

Consolidated Statement of Cash Flows for the Years Ended June 30, 1998, 1997
   and 1996.................................................................................    24

Notes to Consolidated Financial Statements.................................................. 25 to 43


     With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1998, is not deemed filed as part of this Annual Report on Form 10-KSB.

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


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


     Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year. Information concerning the executive officer of the Registrant who is not a director is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officer of the Registrant Who Is Not A Director."


Item 10.  Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits


                                                                              Reference to
    Regulation                                                               Prior Filing or
   S-B Exhibit                                                               Exhibit Number
      Number                           Document                              Attached Hereto
---------------   ---------------------------------------------------------  ---------------

        2         Plan of acquisition, reorganization, arrangement,               None
                  liquidation or succession
       3(a)       Articles of Incorporation                                        *
       3(b)       By-Laws                                                         3(b)
        4         Instruments defining the rights of security holders,             *
                  including debentures
        9         Voting Trust Agreement                                          None
        10        Material contracts
                    Form of Proposed Stock Option and Incentive Plan               *
                    Form of Proposed Recognition and Retention Plan                *
                    Employment Agreement with Bruce M. Borst                       *
        11        Statement regarding computation of per share earnings           None
        13        Annual Report to Security Holders                                13
        16        Letter regarding change in certifying accountants               None
        18        Letter regarding change in accounting principles                None
        21        Subsidiaries of Registrant                                       21
        22        Published report regarding matters submitted to vote of         None
                  security holders
        23        Consents of Experts and Counsel                                  23
        24        Power of Attorney                                               None
        27        Financial Data Schedule                                          27
        28        Information from reports furnished to state insurance           None
                  regulatory authorities
        99        Additional Exhibits                                             None

----------
* Filed as exhibits to the Company's Form S-1 registration statement filed on December 19, 1994 (File No. 33- 87580) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

(b)  Reports on Form 8-K

     During the quarter ended June 30, 1998, the Company filed: (1) a Form 8-K dated April 27, 1998, announcing a stock repurchase program and (2) a Form 8-K dated May 19, 1998, announcing a branch purchase.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMTRUST CAPITAL CORP.



Date:  October 13, 1998               By:/s/ Bruce M. Borst
                                      ------------------------------------------
                                      Bruce M. Borst, President, Chief Executive
                                      Officer and Director
                                      (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/ Bruce M. Borst                          /s/ Kenneth L. Hasselkus
----------------------------                ------------------------------------
Bruce M. Borst, President,                  Kenneth L. Hasselkus, Director
 Chief Executive Officer and Director
(Principal Executive and Operating Officer)


Date:    October 13, 1998                   Date:    October 13, 1998



/s/ Dean H. Hartley                         /s/ Thomas A. Kirk
----------------------------                ------------------------------------
Dean H. Hartley, Director                   Thomas A. Kirk, Director


Date:    October 13, 1998                   Date:    October 13, 1998
0.


/s/ Roderic E. Daniels                      /s/ Deborah M. Huff
----------------------------                ------------------------------------
Roderic E. Daniels, Director                Deborah M. Huff, Treasurer and Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                                  Officer)


Date:    October 13, 1998                   Date:    October 13, 1998