Form 10QSB
period 1998-09-30
AMTRUST CAPITAL CORP
filed 1998-11-13
CIK 934541

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 1O-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       OR

[ ]  TRANSITION    REPORT   PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission File Number 0-25484

                              AMTRUST CAPITAL CORP.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    35-1940250
(State or other jurisdiction of          (I.R.S. Employer Identification number)
 incorporation or organization)

                  20 W. Fifth Street, Peru, Indiana       46970
              (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code: (765) 472-1991

Check here whether the issuer (1) has filed all reports required to be Sled by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1998, there were 466,662 shares of the Registrant's common stock outstanding.

Transitional Small Disclosure (check one): Yes [ ] No [X]

                      AMTRUST CAPITAL CORP. AND SUBSIDIARY

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial  Statements

              Consolidated  condensed balance  sheet at
              September  30, 1998 and June 30, 1998 (Unaudited) ............   3

              Consolidated  condensed statement of income fur
              the three months ended  September  30, 1998 and
              1997 (Unaudited) .............................................   4

              Consolidated  condensed statement of changes in
              stockholders' equity for the three months ended
              September 30, 1998 and 1997 (Unaudited) ......................   5

              Consolidated  condensed  statement of cash flows
              for the three months  ended  September  30, 1998
              and 1997 (Unaudited) .........................................   6

              Notes to unaudited consolidated condensed financial
              statements ...................................................   7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..........................   9

PART II.      OTHER INFORMATION


Item 1.      Legal Proceedings .............................................  15
Item 2.      Changes in Securities .........................................  15
Item 3.      Defaults Upon Senior Securities ...............................  15
Item 4.      Submission of Matters to a Vote of Security Holders ...........  15
Item 5.      Other Information .............................................  15
Item 6.      Exhibits and Reports on Form 8-K ..............................  15
             Signatures ....................................................  16

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED BALANCE SHEET

                                                                   September 30,     June 30,
                                                                       1998            1998
                                                                   ------------    ------------
                                                                           (UNAUDITED)
ASSETS
   CASH AND DUE FROM BANKS                                         $  2,309,158    $  1,776,692
   INTEREST-BEARING DEPOSITS                                          3,162,615       1,099,107
   INVESTMENT SECURITIES
          HELD TO MATURITY                                            1,031,656       1,139,995
          AVAILABLE FOR SALE                                          8,790,237       4,349,636
                                                                   ------------    ------------
                      TOTAL INVESTMENT SECURITIES                     9,821,893       5,489,631

   MORTGAGE LOANS HELD FOR SALE                                       1,850,603       1,944,088
   LOANS                                                             41,430,929      43,091,521
   ALLOWANCE FOR LOAN LOSSES                                           (495,414)       (517,653)
                                                                   ------------    ------------
                      NET LOANS                                      40,935,515      42,573,868

   PREMISES AND EQUIPMENT                                             1,825,437       1,794,803
   FEDERAL HOME LOAN BANK OF INDIANAPOLIS STOCK                       1,050,000       1,050,000
   CASH SURRENDER VALUE-LIFE INSURANCE POLICIES                       1,309,848       1,296,746
   INTEREST RECEIVABLE                                                  247,311         257,754
   DEFERRED INCOME TAX BENEFITS                                          66,576          66,575
   CURRENT INCOME TAX REFUNDABLE                                              0         123,735
   OTHER ASSETS                                                       1,848,975         595,610
                                                                   ------------    ------------
                      TOTAL ASSETS                                 $ 64,427,931    $ 58,068,609
                                                                   ============    ============
LIABILITIES
   DEPOSITS                                                        $ 54,036,668    $ 46,881,488
   ADVANCES FROM FHLB OF INDIANAPOLIS                                 2,370,405       3,070,405
   INTEREST PAYABLE                                                     216,225         101,259
   CURRENT TAX PAYABLE                                                   10,173               0
   OTHER LIABILITIES                                                    577,316         584,079
                                                                   ------------    ------------
                      TOTAL LIABILITIES                              57,210,787      50,637,231
                                                                   ------------    ------------
STOCKHOLDERS' EQUITY
   PREFERRED STOCK ($.01 PAR VALUE)
      AUTHORIZED AND UNISSUED--350,000 SHARES
   COMMON STOCK ($.01 PAR VALUE)
      AUTHORIZED--1,750,000 SHARES
      ISSUED--580,064 SHARES, OUTSTANDING--466,662 SHARES                 5,801           5,801
   PAID IN CAPITAL                                                    4,236,559       4,236,559
   RETAINED EARNINGS-SUBSTANTIALLY RESTRICTED                         4,248,817       4,284,019
   UNEARNED ESOP SHARES -- 25,792  AND 27,954 SHARES                   (211,471)       (220,752)
   TREASURY STOCK AT COST -- 87,610 AND 76,610 SHARES                (1,071,708)       (915,583)
   ACCUMULATED COMPREHENSIVE INCOME                                       9,146          41,334
                                                                   ------------    ------------
                      TOTAL STOCKHOLDERS' EQUITY                      7,217,144       7,431,378
                                                                   ------------    ------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 64,427,931    $ 58,068,609
                                                                   ============    ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP AND SIBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        1998             1997
                                                    -----------      -----------
                                                            (UNAUDITED)
INTEREST INCOME
   LOANS RECEIVABLE                                 $   854,515      $   945,096
   SECURITIES, INCLUDING DIVIDENDS                       95,355          266,173
   INTEREST BEARING DEPOSITS                            112,406           15,730
                                                    -----------      -----------
                                                      1,062,276        1,226,999
                                                    -----------      -----------
INTEREST EXPENSE
   DEPOSITS                                             553,961          596,907
   ADVANCES FROM FEDERAL HOME LOAN BANK                  66,993          164,573
                                                    -----------      -----------
                                                        620,954          761,480
                                                    -----------      -----------
NET INTEREST INCOME                                     441,322          465,519
  PROVISION FOR LOSSES ON LOANS                               0            8,965
                                                    -----------      -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOSSES ON LOANS                                  441,322          456,554
                                                    -----------      -----------
OTHER INCOME
   SERVICE CHARGES ON DEPOSIT ACCOUNTS                   27,520           27,546
   GAINS (LOSSES) ON SALE OF
     LOANS HELD FOR SALE                                 55,819           50,485
LOAN FEES AND SERVICE CHARGES                            31,837           16,386
ANNUITY COMMISSIONS AND OTHER FEES                        7,707           42,311
OTHER INCOME                                             17,130           17,806
                                                    -----------      -----------
                                                        140,013          154,534
                                                    -----------      -----------
OTHER EXPENSES
   SALARIES AND EMPLOYEE BENEFITS                       237,837          236,200
   NET OCCUPANCY EXPENSE                                 41,135           34,052
   EQUIPMENT EXPENSES                                    35,912           27,514
   DATA PROCESSING FEES                                  40,068           28,794
   DEPOSIT INSURANCE EXPENSE                              7,988            8,053
   LEGAL FEES                                            77,628            4,958
   CUSTOMER DEPOSIT ACCOUNT EXPENSE                      15,912            5,471
   ADVERTISING AND PROMOTION                             10,458            9,576
   PRINTING AND OFFICE SUPPLIES                          17,019            9,827
   OTHER EXPENSES                                       126,588          140,659
                                                    -----------      -----------
                                                        610,545          505,104
                                                    -----------      -----------

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)              (29,210)         105,984

INCOME TAX EXPENSE (BENEFIT)                            (19,180)          44,905
                                                    -----------      -----------

NET INCOME (LOSS)                                   $   (10,030)     $    61,079
                                                    ===========      ===========

NET INCOME (LOSS) PER SHARE:
          BASIC                                     $     (0.02)     $      0.12
          DILUTED                                         (0.02)            0.12

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        1998            1997
                                                     -----------    -----------
                                                            (UNAUDITED)

BEGINNING BALANCE                                    $ 7,431,378    $ 7,463,513

COMPREHENSIVE INCOME:

     NET INCOME (LOSS)                                   (10,030)        61,079

    OTHER COMPREHENSIVE INCOME, NET OF TAX:
        UNREALIZED GAINS (LOSSES) ON SECURITIES
        AVAILABLE FOR SALE                               (32,188)        96,671
                                                     -----------    -----------
   COMPREHENSIVE INCOME (LOSS)                           (42,218)       157,750
                                                     -----------    -----------

DIVIDENDS                                                (25,172)       (26,324)

PRUCHASE OF COMMON STOCK                                (156,125)             0

ESOP SHARES EARNED                                         9,281          9,281

ADDITIONAL PAID IN CAPITAL                                     0         10,586
                                                     -----------    -----------
ENDING BALANCE                                       $ 7,217,144    $ 7,614,806
                                                     ===========    ===========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER  30,
                                                                   1998            1997
                                                               ------------    ------------
                                                                        (UNAUDITED)
OPERATING ACTIVITIES:
 NET INCOME (LOSS)                                             $    (10,030)   $     61,079
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
     PROVISION FOR LOAN LOSSES                                            0           8,965
     PREMIUM AND DISCOUNT AMORTIZATION, NET                             482            (561)
     DEPRECIATION AND AMORTIZATION                                   29,265          29,306
     DEFERRED INCOME TAX BENEFIT                                          0          10,260
     CURRENT INCOME TAX REFUNDABLE                                        0          52,923
     LOANS ORIGINATED FOR SALE                                   (2,819,072)     (2,077,519)
     PROCEEDS FROM SALES AND PAYDOWNS ON LOANS HELD FOR SALE      2,954,317       1,947,680
     (GAINS) LOSSES ON SALES OF LOANS HELD FOR SALE                 (55,819)        (50,485)
     ESOP SHARES EARNED                                               9,281          19,868
     CHANGE IN:
         INTEREST RECEIVABLE AND OTHER ASSETS                      (411,044)       (180,699)
         CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES            (13,102)         (8,169)
         INTEREST PAYABLE AND OTHER LIABILITIES                     132,525         219,526
                                                               ------------    ------------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              (183,197)         32,174
                                                               ------------    ------------
INVESTING ACTIVITIES:

 NET CHANGE IN INTEREST-BEARING DEPOSITS                         (2,063,508)        926,473
 PURCHASES OF SECURITIES AVAILABLE FOR SALE                      (5,000,000)        (14,764)
 PAYMENTS ON SECURITIES AVAILABLE FOR SALE                          513,146               0
 PAYMENTS ON SECURITIES HELD TO MATURITY                            107,773         167,445
 NET CHANGE IN LOANS                                              1,638,353       1,569,790
CASH ACQUIRED IN BRANCH ACQUISITION                              10,913,403               0
 PURCHASE OF PREMISES AND EQUIPMENT                                 (59,899)        (11,883)
                                                               ------------    ------------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                    6,049,268       2,637,061
                                                               ------------    ------------
FINANCING ACTIVITIES:

   NET CHANGE IN NOW, SAVINGS AND CERTIFICATES OF DEPOSIT        (4,452,308)     (5,115,901)
   PROCEEDS FROM FHLB ADVANCES                                    5,000,000       9,500,000
   REPAYMENT OF FHLB ADVANCES                                    (5,700,000)     (7,315,000)
   PURCHASE OF AMTRUST STOCK                                       (156,125)              0
   PAYMENT OF DIVIDENDS                                             (25,172)        (26,324)
                                                               ------------    ------------
     NET CASH USED BY FINANCING ACTIVITIES                       (5,333,605)     (2,957,225)
                                                               ------------    ------------

NET CHANGE IN CASH                                                  532,466        (287,990)

CASH, BEGINNING OF YEAR                                           1,776,692       1,514,563
                                                               ------------    ------------

CASH, END OF PERIOD                                            $  2,309,158    $  1,226,573
                                                               ============    ============
ADDITIONAL CASH FLOW AND SUPPLEMENTARY INFORMATION
  INTEREST PAID                                                $    505,988    $    690,584
  INCOME TAX PAID                                                    58,750          13,750

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and results of operations for the three-month periods ending September 30, 1992 and 1997. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results of operations which maybe expected for the fiscal year ended June 30, 1999.

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax On such income reported are as follows:

                               Three Months Ended
                                  September 30
                                                      -------------------------
                                                         1998            1997
                                                      ---------       ---------

Accumulated comprehensive income (loss)
     Balance, July 1 ...........................      $  41,334       $(153,165)
     Net unrealized gains (losses) .............        (32,188)         96,671
                                                      ---------       ---------

     Balance, September 30 .....................      $   9,146       $ (56,494)
                                                      =========       =========

Income tax expense (benefit):
     Unrealized holding gains (losses) .........      $ (21,304)      $  63,407


SEAS No. 131. Disclosures about Segments of an Enterprise and Related Information, changes the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about reportable segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SPAS No. 131 becomes effective for the Company in 1998.

Note 2 - Earnings Per Share


For the Three Months Ended September 30,                                               1998                                  1997

                                                                        Weighted       Per                    Weighted       Per
                                                                        Average       Share                   Average       Share
                                                            Income       Shares       Amount      Income       Shares       Amount
                                                            ------       ------       ------      ------       ------       ------
Basic Net Income Per Share:
   Net Income (Loss) Available to Common Stockholders      $(10,030)    473,380     $   (0.02)   $ 61,079      493,477     $    0.12
                                                                                    =========                              =========

Effect of Dilutive Stock Options and Grants                       0           0                         0        7,438
                                                           --------     -------                  --------      -------
Diluted Net Income Per Share:
   Net Income (Loss) Available to Common Stockholders      $(10,030)    473,380     $   (0.02)   $ 61,079      500,915     $    0.12
                                                           ========     =======     =========    ========      =======     =========


Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL COMMON AND
                              RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, the the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue" "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

GENERAL

AmTrust Capital Corp. was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of AmericanTrust Federal Savings Bank in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. Additionally, at September 30, 1998, the Company had no significant assets except the equity investment in the Bank's stock, cash and no material liabilities and the Company had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

AmericanTrust has been, and continues to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it services. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans. The Bank also originates consumer loans, and to a lesser extent, construction loans. Through its main office and three branch offices, AmericanTrust serves communities in Howard and Miami Counties, Indiana.

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


FINANCIAL CONDITION

Total assets increased by $6.3 million in the three months ended September 30, 1998 from $58.1 million at June 30, 1998 to $64.4 million at September 30, 1998. Cash and interest-bearing deposits increased $2.6 million, and investment securities increased $4.3 million due to the use of cash received in the Bunker Hill branch acquisition. Total loans decreased by $1.6 million due to principal reductions.

Deposits increased to $54.0 million at September 30, 1998 from $46.9 million at June 30, 1998. The net increase of $7.1 million was due to the Bunker Hill acquisition, offset by a decrease in the use of public funds. FHLB advances decreased to $2.4 million at September 30, 1998 from $3.1 million at June 30, 1998 as a result of principal payments.

Stockholders' equity decreased $214,000 between June 30, 1998 and September 30, 1998 as a result of a net loss for the quarter of $10,000, a reduction of net unrealized gains on securities available for sale, net of tax, of $32,000, a payment of dividends to shareholders of $25,000, and a $156,000 purchase of treasury stock. This decrease was partially offset by earned ESOP shares of $9,000.

           COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIOD
                        ENDED SEPTEMBER 30, 1998 AND 1997

General. The Company had a net loss of $10,000 for the three months ended September 30, 1998 as compared to net income of $61,000 for the three months ended September 30, 1997. The decrease of $71,000 is primarily as result of increased legal expenses in connection with Bennett Funding Group, Inc. and increased occupancy and data processing expenses due to the addition of Bunker Hill and Kokomo branches which were not in operation during the three months ended September 30, 1997.

Net Interest Income. Net interest income decreased $24,000 to $441,000 for the three-month period ended September 30, 1998 from $465,000 for the three-month period ended September 30, 1997. The Company's avenge spread increased from 2.51% for the three-month period ended September 30, 1997 to 2.88% for the three-month period ended September 30, 1998. The ratio of the Company's average interest-earning assets to average interest-bearing liabilities decreased from 105.57% during the three-month period ended September 30, 1997 to 101.07% for the three-month period ended September 30, 1998.

Interest/Income. Total interest income decreased by $100,000 to $1.1 million for the three-month period ended September 30, 1998 from $1.2 million for the three-month period ended September 30, 1997 due primarily to a decrease in the average balance of interest-earning assets to $59.5 million for the three months ended September 30, 1998 from $66.0 million for the three months ended September 30, 1997. Average yields on interest-earning assets decreased to 7.13% for the three-month period ended September 30, 1998 from 7.42% for the three-month period ended September 30, 1997.

Interest Expense. Interest expense decreased $140,000 to $621,000 for the three months ended September 30, 1998 from $761,000 for the three months ended September 30, 1997 primarily due to a decrease in the average interest-bearing liabilities to $58.8 million for the three months ended September 30, 1998 compared to the $62.5 million for the three months ended September 30, 1997. Average yields on interest-bearing liabilities also decreased to 4.26% for the three-month period ended September 30, 1998 from 4.91% for the three-month period ended September 30, 1997.

Provision for Losses on Loans. The provision for losses on loans decreased $9,000 for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 as a result of management's quarterly assessment of classified assets, provision for loan losses and the portfolio as a whole. At September 30, 1998 and at June 30, 1998, the allowance for losses on loans was 1.14% and 1.15% of total loans, respectively.

Bennett Funding Group. The Company has a business relationship with Bennett Funding Group, Inc. ("BFGI") which filed for Chapter 11 bankruptcy protection on March 29, 1996. From 1992 to 1995, the Company purchased commercial lease contracts covering business equipment from BFGI, for which BFGI acts as servicer. At September 30, 1998, the book value of the Company's lease contracts totaled $305,000. In addition, the Company had $674,000 in Short Term Dealer Contracts with Bennett Leasing Corporation ("BLC") which was later included in the bankruptcy proceedings. Newspaper reports have indicated that BFGI may have utilized fictitious leases in some of its business activities. The Securities and Exchange Commission has filed a criminal and civil suit against an officer of BFGI which alleges various fraudulent actions including the sale of the same leases to two or more buyers. Reserves of $216,000 have been recorded for probable losses. The leases are currently on non-accrual status. BFGI continues to service the lease contracts and has remitted $153,000 during the quarter ending September 30, 1998, under the leadership of the court-appointed Trustee. The Company is continuing to evaluate the allegations against BFGI and BLC and the effect that the bankruptcy filing will have on its security. Until the evaluation is complete, management is unable to predict with any certainty the effects of the bankruptcy on the Company.

Other Income. Other income decreased $14,000 for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Increases in services charges on deposit accounts were offset by decreases in commissions and other income.

Other Expense. Other expenses increased $106,000 to $611,000 for the three months ended September 30, 1998 from $505,000 for the three months ended September 30, 1997. The increase in the three-month period was primarily a result of increased legal expenses in connection with Bennett Funding Group, Inc. and increased occupancy and data processing expenses due to the addition of Bunker Hill and Kokomo branches which were not in operation during the three months ended September 30, 1997.

Income Tax Expense. Income tax expense decreased from a tax expense of $45,000 for the three months ended September 30, 1997 to a tax benefit of $19,000 for the three months ended September 30, 1998 as a result of the decrease in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Bank's operating, financing and investing activities. At September 30, 1998 and June 30, 1998, cash and interest-bearing deposits totaled $5.5 million and $2.9 million, respectively. The Bank's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities.

While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet asset-liability objectives and local market conditions.

Liquidity management is both a short- and a long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank of Indianapolis ("FHLB"). Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At September 30, 1998, the Bank had approximately $28.6 million of unused credit available to it under the above-mentioned borrowing arrangement. At September 30, 1998, the Bank had borrowings of $2.4 million from the FHLB of Indianapolis.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratios have consistently been maintained at levels in excess of regulatory requirements and at September 30, 1998 and June 30, 1998 were 18.9% and 8.8%, respectively.

At September 30, 1998 and June 30, 1998, the Bank had outstanding commitments to originate loans of $461,000 and $250,000, respectively. The Bank anticipated that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

The OTS's minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as retained earnings less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 4% of adjusted total assets. The risk-based capital requirements provide for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8% of risk weighted assets. In computing risk-weighted assets the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g. one- to four-family residential loans carry a risk-weighted factor of 50%).

At September 30, 1998, the Bank's tangible and core capital both totaled $7.0 million, 10.8% of adjusted total assets, which exceeded the minimum tangible requirement by $6.0 million and the minimum core requirement by $4.1 million. The Bank's risk-based capital at September 30, 1998 totaled $5.6 million, or 14.1% of risk-weighted assets, which is $2.4 million above the 8% requirement.

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

IMPACT OF THE YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed primarily in-house; however software and hardware utilized is under maintenance agreements with third party vendors, consequently the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1999, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations however, there can be no assurance that the vendors' systems will be 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to March 31, 1999. These capital expenditures are expected to total approximately $250,000.

PART II. OTHER INFORMATION

Item 1.   Legal Proceeding. None.
Item 2.   Changes in Securities. None.
Item 3.   Defaults Upon Senior Securities. None.
Item 4.   Submission of Matters to a Vote of Security Holders. None.
Item 5.   Other Information. None.
Item 6.   Exhibits and Reports on Form 8-K. None.


          (A)  Exhibits

               27.  Financial Data Schedules

          (B) A current report on Form 8-K was filed on August 13, 1998 to report an amendment to the bylaws of the Company to require that any proposals submitted by shareholders for inclusion in any of the Company's proxy materials must be received at the Company's main office no later than sixty (60) days after the end of the Company's fiscal year.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMTRUST CAPITAL CORP.
                                      Registrant


Date:  November 10, 1998              \s\ Bruce M. Borst
                                      ------------------------------------------
                                      Bruce M. Borst, President, Chief
                                      Executive Officer and Director
                                      (Duly Authorized Officer)


Date: November 10, 1998               \s\ Deborah M. Huff
                                      ------------------------------------------
                                      Deborah M. Huff, Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial Officer)