Form 10QSB
period 1998-12-31
AMTRUST CAPITAL CORP
filed 1999-02-12
CIK 934541

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             -----------------------

                                   FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-25484

                              AMTRUST CAPITAL CORP.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                           35-1940250
         -------------------------------       --------------------------
         (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)        Identification number)

                     20 W. Fifth Street, Peru, Indiana 46970
                    -----------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (765) 472-1991

Check here whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

As of December 31, 1998, there were 469,179 shares of the Registrant's common stock outstanding.

Transitional Small Disclosure (check one): Yes [     ]    No [ x ]

                      AMTRUST CAPITAL CORP. AND SUBSIDIARY

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

                    Consolidated condensed balance sheet at
                    December 31, 1998 and June 30, 1998
                    (Unaudited)...............................................3

                    Consolidated condensed statement of income for
                    the three and six months ended December 31, 1998
                    and 1997 (Unaudited)......................................4

                    Consolidated condensed statement of
                    stockholders' equity for the six months ended
                    December 31, 1998 and 1997 (Unaudited)....................5

                    Consolidated condensed statement of cash flows for
                    the six months ended December 31, 1998 and 1997
                    (Unaudited)...............................................6

                    Notes to unaudited consolidated condensed financial
                    statements ...............................................7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................9

PART II.      OTHER INFORMATION

Item 1.          Legal Proceedings ..........................................16
Item 2.          Changes in Securities.......................................16
Item 3.          Defaults Upon Senior Securities.............................16
Item 4.          Submission of Matters to a Vote of Security Holders ........16
Item 5.          Other Information ..........................................16
Item 6.          Exhibits and Reports on Form 8-K............................16
                 Signatures..................................................17

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED BALANCE SHEET

                                               December 31,          June 30,
                                                   1998               1998
                                               ------------------------------
                                                      (UNAUDITED)
ASSETS
   CASH AND DUE FROM BANKS                       $ 3,978,658      $ 1,776,692
   INTEREST-BEARING DEPOSITS                       2,033,004        1,099,107
   INVESTMENT SECURITIES HELD TO MATURITY            965,926        1,139,995
          AVAILABLE FOR SALE                      19,819,863        4,349,636
                                                 -----------      -----------
            TOTAL INVESTMENT SECURITIES           20,785,789        5,489,631

   MORTGAGE LOANS HELD FOR SALE                    2,362,715        1,944,088
   LOANS                                          39,795,564       43,091,521
   ALLOWANCE FOR LOAN LOSSES                        (486,174)        (517,653)
                                                 -----------      -----------
            NET LOANS                             39,309,390       42,573,868

   PREMISES AND EQUIPMENT                          1,795,651        1,794,803
   FEDERAL HOME LOAN BANK OF INDIANAPOLIS
       STOCK                                       1,050,000        1,050,000
   CASH SURRENDER VALUE-LIFE INSURANCE
      POLICIES                                     2,395,512        1,296,746
   INTEREST RECEIVABLE                               375,013          257,754
   DEFERRED INCOME TAX BENEFITS                       95,245           66,575
   CURRENT INCOME TAX REFUNDABLE                           0          123,735
   OTHER ASSETS                                    1,240,326          595,610
                                                 -----------      -----------
            TOTAL ASSET                          $75,421,303      $58,068,609
                                                 ===========      ===========
LIABILITIES
   DEPOSITS                                      $55,295,013      $46,881,488
   ADVANCES FROM FHLB OF INDIANAPOLIS             12,370,405        3,070,405
   INTEREST PAYABLE                                  144,644          101,259
   CURRENT TAX PAYABLE                               (36,551)               0
   OTHER LIABILITIES                                 505,924          584,079
                                                 -----------      -----------
            TOTAL LIABILITIES                     68,279,435       50,637,231
                                                 -----------      -----------
STOCKHOLDERS' EQUITY PREFERRED STOCK
    ($.01 PAR VALUE) AUTHORIZED AND UNISSUED
    --350,000 SHARES COMMON STOCK ($.01 PAR VALUE)
   AUTHORIZED--1,750,000 SHARES ISSUED--580,064
   SHARES, OUTSTANDING--469,179 AND 475,860 SHARES     5,801           5,801
   PAID IN CAPITAL                                 4,246,690       4,236,559
   RETAINED EARNINGS-SUBSTANTIALLY RESTRICTED      4,189,958       4,284,019
   UNEARNED ESOP SHARES -- 22,990 AND 27,594
     SHARES                                         (202,190)       (220,752)
   TREASURY STOCK AT COST -- 87,895 AND 76,610
     SHARES                                       (1,085,398)       (915,583)
   ACCUMULATED OTHER COMPREHENSIVE INCOME            (12,993)         41,334
                                                  ----------     -----------
            TOTAL STOCKHOLDERS' EQUITY             7,141,868       7,431,378
                                                  ----------     -----------
            TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                         $75,421,303     $58,068,609
                                                 ===========     ===========


           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                          DECEMBER 31,         DECEMBER 31,
                                      1998          1997     1998        1997
                                      ----------------------------------------

                                          (UNAUDITED)           (UNAUDITED)

INTEREST INCOME
   LOANS RECEIVABLE                 $  819,032 $  942,280  $1,673,548 $1,887,375
   SECURITIES, INCLUDING DIVIDENDS     310,538    262,902     405,893    529,075
   INTEREST BEARING DEPOSITS             9,483     10,094     121,889     25,824
                                    ---------- ----------  ---------- ----------
                                     1,139,053  1,215,276   2,201,330  2,442,274
                                    ---------- ----------  ---------- ----------
INTEREST EXPENSE
   DEPOSITS                            584,665    542,653   1,138,626  1,139,559
   ADVANCES FROM FEDERAL
     HOME LOAN BANK                    135,353    217,194     202,346    381,767
                                    ---------- ----------  ---------- ----------
                                       720,018    759,847   1,340,972  1,521,326
                                    ---------- ----------  ---------- ----------
NET INTEREST INCOME                    419,035    455,429     860,358    920,948
  PROVISION FOR LOSSES ON LOANS          7,483     11,304       7,483     20,269
                                    ---------- ----------  ---------- ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOSSES ON LOANS                 411,552     44,125     852,875    900,679
                                    ---------- ----------  ---------- ----------
OTHER INCOME
   SERVICE CHARGES ON DEPOSIT
      ACCOUNTS                          32,032     27,283      59,552     54,829
   GAINS ON SALE OF LOANS HELD
      FOR SALE                         110,494    105,172     166,313    155,657
   LOAN FEES AND SERVICE CHARGES        29,265     21,280      61,102     37,666
   ANNUITY COMMISSIONS AND OTHER FEES   12,159     31,753      19,866     74,064
   OTHER INCOME                         18,179     26,532      35,309     44,339
                                    ---------- ----------  ---------- ----------
                                       202,129    212,020     342,142    366,555
                                    ---------- ----------  ---------- ----------
OTHER EXPENSES
   SALARIES AND EMPLOYEE BENEFITS     269,359     247,369     507,196    483,570
   NET OCCUPANCY EXPENSE               40,563      35,349      81,698     69,401
   EQUIPMENT EXPENSES                  38,980      28,826      74,892     56,340
   DATA PROCESSING FEES                36,290      29,249      76,358     58,043
   DEPOSIT INSURANCE EXPENSE            6,820       8,432      14,808     16,485
   LEGAL FEES                          82,368       8,292     159,996     13,250
   CUSTOMER DEPOSIT ACCOUNT EXPENSE    22,870       5,397      38,782     10,868
   ADVERTISING AND PROMOTION           13,418      10,075      23,876     19,650
   PRINTING AND OFFICE SUPPLIES        15,452      10,661      32,471     20,488
   OTHER EXPENSES                     149,547     174,161     276,135    314,821
                                   ----------  ----------  ---------- ----------
                                      675,667     557,811   1,286,212  1,062,916
                                   ----------  ----------  ---------- ----------
INCOME (LOSS) BEFORE INCOME
    TAX EXPENSE (BENEFIT)             (61,986)     98,334    (91,195)    204,318
INCOME TAX EXPENSE (BENEFIT)          (27,738)     34,495    (46,918)     79,400
                                   ----------  ----------  ---------  ----------
NET INCOME (LOSS)                  $  (34,248) $   63,839  $ (44,277) $  124,918
                                   ==========  ==========  =========  ==========
NET INCOME (LOSS) PER SHARE:
          BASIC                    $    (0.07) $     0.13  $   (0.09) $     0.26
          DILUTED                       (0.07)       0.13      (0.09)       0.25


               SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY


                                                     IX MONTHS ENDED
                                                       DECEMBER 31,
                                                  1998              1997
                                              -----------        -----------
                                                         (UNAUDITED)


BEGINNING BALANCE                              $7,431,378        $7,463,513

COMPREHENSIVE INCOME:

     NET INCOME (LOSS)                            (44,277)          124,918

    OTHER COMPREHENSIVE INCOME, NET OF TAX:

        UNREALIZED GAINS (LOSSES) ON SECURITIES
          AVAILABLE FOR SALE                      (54,327)          133,548
                                               ----------        ----------
   COMPREHENSIVE INCOME (LOSS)                    (98,604)          258,466
                                               ----------        -----------
DIVIDENDS                                         (49,784)          (52,188)
PURCHASE OF COMMON STOCK                         (198,125)          275,173)
ESOP SHARES EARNED                                 18,562            18,562

RECOGNITION AND RETENTION SHARES EARNED            28,310            37,069

ADDITIONAL PAID IN CAPITAL                         10,131            30,853
                                               ----------        ----------
ENDING BALANCE                                 $7,141,868        $7,481,102
                                               ==========        ==========

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AMTRUST CAPITAL CORP. AND SUBSIDIARY
AMERICANTRUST FEDERAL SAVINGS BANK

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                          SIX MONTHS ENDED
                                                             DECEMBER  31,
                                                         1998           1997
                                                    ------------    -----------
OPERATING ACTIVITIES:                                       (UNAUDITED)

 NET INCOME (LOSS)                                  $    (44,277) $    124,918
 ADJUSTMENTS TO RECONCILE
     NET INCOME (LOSS)
  TO NET CASH PROVIDED (USED)
        BY OPERATING ACTIVITIES:
     PROVISION FOR LOAN LOSSES                             7,483        20,269
     PREMIUM AND DISCOUNT AMORTIZATION, NET                7,261          (365)
     DEPRECIATION AND AMORTIZATION                        63,362        60,563
     DEFERRED INCOME TAX BENEFIT                         (28,670)       10,260
     CURRENT INCOME TAX REFUNDABLE                       123,735       196,299
     CURRENT INCOME TAX PAYABLE                          (36,551)       76,917
     LOANS ORIGINATED FOR SALE                        (7,695,743)   (5,310,511)
     PROCEEDS FROM SALES AND PAYDOWNS
        ON LOANS HELD FOR SALE                          7,381,861    6,016,974
     (GAINS) LOSSES ON SALES OF LOANS HELD FOR SALE     (166,313)     (155,657)
     ESOP SHARES EARNED                                   28,693        49,413
     RECOGNITION AND RETENTION PLAN
        COMPENSATION EXPENSE                              28,310        37,069
     CHANGE IN:
         INTEREST RECEIVABLE AND OTHER ASSETS            (67,890)       49,907
         CASH SURRENDER VALUE OF LIFE INSURANCE
              POLICIES                                (1,098,766)      (21,270)
         INTEREST PAYABLE AND OTHER LIABILITIES          (34,770)      106,927
                                                    ------------  ------------
     NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                         (1,532,275)    1,261,713
                                                    ------------  ------------
INVESTING ACTIVITIES:

 NET CHANGE IN INTEREST-BEARING DEPOSITS                (933,897)      151,718
 PURCHASES OF SECURITIES AVAILABLE FOR SALE          (16,374,503)      (29,533)
 PAYMENTS ON SECURITIES AVAILABLE FOR SALE               897,861
 PAYMENTS ON SECURITIES HELD TO MATURITY                 173,223        285803
 NET CHANGE IN LOANS                                   3,264,236     2,210,681
CASH ACQUIRED IN BRANCH ACQUISITION                   10,913,403
 PURCHASE OF PREMISES AND EQUIPMENT                      (64,210)     (407,702)
                                                    ------------  ------------
     NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                    (2,123,887)    2,210,967
                                                    ------------  ------------
FINANCING ACTIVITIES:

   NET CHANGE IN NOW, SAVINGS AND CERTIFICATES
       OF DEPOSIT                                     (3,193,963)   (7,300,571)
   PROCEEDS FROM FHLB ADVANCES                        18,690,000    23,550,000
   REPAYMENT OF FHLB ADVANCES                         (9,390,000)  (19,590,000)
   PURCHASE OF AMTRUST STOCK                            (198,125)     (275,173)
   PAYMENT OF DIVIDENDS                                  (49,784)      (52,188)
                                                    ------------  ------------
     NET CASH PROVIDED (USED) BY FINANCING
         ACTIVITIES                                    5,858,128    (3,667,932)
                                                    ------------ ------------
NET CHANGE IN CASH                                     2,201,966      (195,252)

CASH, BEGINNING OF YEAR                                1,776,692     1,514,563
                                                    ------------  ------------
CASH, END OF PERIOD                                 $  3,978,658  $  1,319,311
                                                    ============  ============
ADDITIONAL CASH FLOW AND SUPPLEMENTARY INFORMATION
  INTEREST PAID                                      $ 1,307,182  $  1,499,352
  INCOME TAX PAID                                         86,250       152,412


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

         The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of December 31, 1998 and results of operations for the three- and six-month periods ending December 31, 1998 and 1997. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results of operations which may be expected for the fiscal year ended June 30, 1999.

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:


                                                            Six Months Ended
                                                               December 31
                                                             1998       1997
                                                          --------------------

Accumulated comprehensive income (loss)
     Balance, July 1................................      $ 41,334   $(153,165)
     Net unrealized gains (losses)..................       (54,327)    133,548
                                                          --------    --------

     Balance, December 31...........................      $(12,993)  $ (19,617)
                                                          ========   =========

Income tax expense (benefit):
     Unrealized holding gains (losses)..............      $(35,633)  $ 87,595

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, changes the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about reportable segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 became effective for the Company in 1998.

Note 2 - Earnings Per Share

                                               For the Three Months Ended December 31,
                                                1998                           1997
                                    ----------------------------   --------------------------
                                              Weighted    Per               Weighted   Per
                                              Average    Share              Average   Share
                                    Income     Shares    Amount    Income    Shares   Amount
                                   --------   --------   ------    -------  --------  ------

Basic Net Income Per Share:
   Net Income (Loss) Available to
      Common Stockholders           $(34,248) 465,910   $(0.07)    $63,839   482,169   $0.13
                                                        ======                         =====
Effect of Dilutive Stock Option
  and Grants                             ---      ---                  ---    10,791
                                    --------  -------              -------   -------

Diluted Net Income Per Share:
 Net Income (Loss) Available to
     Common Stockholders            $(34,248) 465,910   $(0.07)    $63,839   492,960   $0.13
                                    ========  =======   ======     =======   =======   =====

                                               For the Six Months Ended December 31,
                                                1998                             1997
                                    ---------------------------    ---------------------------
                                              Weighted    Per                Weighted   Per
                                              Average    Share               Average   Share
                                    Income     Shares    Amount    Income     Shares   Amount
                                    -------   --------   ------    -------   --------  ------
Basic Net Income Per Share:
   Net Income (Loss) Available to
      Common Stockholders           $(44,277) 468,918   $(0.09)    $124,918  486,932   $0.26
                                                        ======                         =====

Effect of Dilutive Stock Option
  and Grants                             ---      ---                   ---    9,422
                                    --------  -------              --------   ------

Diluted Net Income Per Share:
 Net Income (Loss) Available to
     Common Stockholders            $(44,277) 468,918   $(0.09)    $124,918  496,354   $0.25
                                    ========  =======   ======     ========  =======   =====



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         When used in this filing and in future filings by the Company with the Securities and Exchange Commission, the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to,"

"will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

         The Company wishes to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The  Company  does  not  undertake,   and  specifically  disclaims  any
obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

         AmTrust Capital Corp. was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of AmericanTrust Federal Savings Bank in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. Additionally, at December 31, 1998, the Company had no significant assets except the equity investment in the Bank's stock and cash, had no material liabilities, and had not conducted any material operations. As a result, the consolidated condensed financial statements appearing herein and the following discussion of results of operations relate primarily to the Bank.

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

         The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Company's non-interest income, including fee income and service charges, and are affected by the level of its non-interest expenses, including its general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

FINANCIAL CONDITION

         Total assets increased by $17.3 million in the six months ended December 31, 1998 from $58.1 million at June 30, 1998 to $75.4 million. Cash and interest-bearing deposits increased $3.1 million, and investment securities increased $15.3 million due to the use of cash received in the Bunker Hill branch acquisition and advances from Federal Home Loan Bank. Total loans decreased by $3.3 million due to principal reductions.

         Deposits increased to $55.3 million at December 31, 1998 from $46.9 million at June 30, 1998. The net increase of $8.4 million was due to the Bunker Hill acquisition, offset by a decrease in the use of public funds. FHLB advances increased to $12.4 million at December 31, 1998 from $3.1 million at June 30, 1998 in order to fund investment purchases.

         Stockholders' equity decreased $289,000 between June 30, 1998 and December 31, 1998 as a result of a net loss for the six months of $44,000, a reduction of net unrealized gains on securities available for sale, net of tax, of $54,000, a payment of dividends to shareholders of $50,000, and purchases of treasury stock totaling $198,000. This decrease was partially offset by earned ESOP and Recognition & Retention shares of $57,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE- AND SIX-MONTH
PERIODS ENDED DECEMBER 31, 1998 AND 1997

         General. The Company had net losses of $34,000 and $44,000 for the three- and six- month periods ended December 31, 1998 as compared to net income of $64,000 and $125,000 for the three- and six-month periods ended December 31, 1997. The decreases of $98,000 for the quarter and $169,000 year-to-date are primarily due to increased legal expenses in connection with Bennett Funding Group, Inc. and increased occupancy and data processing expenses resulting from the addition of Bunker Hill and Kokomo branches.

         Net Interest Income. Net interest income decreased $36,000 and $61,000 for the three and six months ended December 31, 1998 as compared to the three and six months ended December 31, 1997. The decrease in net interest income is due to the decrease in average interest-earning assets of $1.9 million from 65.2 million for the six months ended December 31, 1997 to $63.3 million for the six months ended December 31, 1998 and an increase in interest-bearing liabilities of $1.1 million from 62.3 million to $63.4 million during the same period. The Company's average spread for the three months ended December 31, 1998 decreased to 2.51% as compared to 2.61% for the three months ended December 31, 1997. The spreads for the six months ended December 31, 1998 and 1997 were 2.68% and 2.51%. The ratio of the Company's average interest-earning assets to average interest-bearing liabilities decreased to 99.81% during the six-month period ended December 31, 1998 from 104.79 for the six-month period ended December 31, 1997.

         Interest Income. Total interest income decreased by $76,000 and $241,000 for the three and six months ended December 31, 1998 from the three and six months ended December 31, 1997 as a result of the decrease in average interest-earning assets and a decrease in average yields for the six-month period. Average yields on interest-earning assets decreased in the quarter ended December 31, 1998 as compared to the same period a year ago from 7.53% to 6.78%. Yields for the six months ended December 31, 1998 fell from 7.47% to 6.95%.

         Interest Expense. Interest expense decreased $40,000 and $180,000 in the three and six months ended December 31, 1998 from the three and six months ended December 31, 1997. Although average interest-bearing liabilities increased during the periods, average rates decreased to 4.27% and 4.26% for the three- and six-month periods ended December 31, 1998 from 4.93% and 4.92% for the three- and six-month periods ended December 31, 1997.

         Provision for Losses on Loans. The provision for losses on loans was $7,000 for the three and six months ended December 31, 1998 as a result of management's quarterly assessment of classified assets, provision for loan losses and the portfolio as a whole. At both December 31, 1998 and June 30, 1998 the allowance for losses on loans was 1.15% of total loans.

         Bennett Funding Group. The Company has a business relationship with Bennett Funding Group, Inc. ("BFGI") which filed for Chapter 11 bankruptcy protection on March 29, 1996. From 1992 to 1995, the Company purchased commercial lease contracts covering business equipment from BFGI, for which BFGI acts as servicer. At December 31, 1998, the book value of the Company's lease contracts totaled $267,000. In addition, the Company had $674,000 in Short Term Dealer Contracts with Bennett Leasing Corporation ("BLC") which was later included in the bankruptcy proceedings. Newspaper reports have indicated that BFGI may have utilized fictitious leases in some of its business activities. The Securities and Exchange Commission has filed a criminal and civil suit against an officer of BFGI which alleges various fraudulent actions including the sale of the same leases to two or more buyers. Reserves of $216,000 have been recorded for probable losses. The leases are currently on non-accrual status. BFGI continues to service the lease contracts and has remitted $191,000 during the six months ending December 31, 1998, under the leadership of the court-appointed Trustee. The Company is continuing to evaluate the allegations against BFGI and BLC and the effect that the bankruptcy filing will have on its security. Until the evaluation is complete, management is unable to predict with any certainty the effects of the bankruptcy on the Company.

         Other Income. Other income decreased $10,000 and $25,000 for the three- and six-month periods ended December 31, 1998 as compared to the three and six months ended December 31, 1997. Increases in service charges and gains on loan sales were offset by decreases in commissions and other income.

         Other Expenses. Other expenses increased $118,000 and $223,000 for the three months and six months ended December 31, 1998 from the same periods ending December 31, 1997. The increases were primarily a result of increased legal expenses in connection with Bennett Funding Group, Inc. and increased salary, occupancy and data processing expenses due to the addition of Bunker Hill and Kokomo branches.

         Income Tax Expense. Income tax expense decreased from a tax expense of $79,000 for the six months ended December 31, 1997 to a tax benefit of $47,000 for the six months ended December 31, 1998 as a result of the decrease in pre-tax income.

ASSET/LIABILITY MANAGEMENT

         The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. OTS regulations provide a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Regulations do exempt all institutions under $300 million in assets and risk-based capital exceeding 12% from reporting information to calculate exposure and making any deductions from risk-based capital. At December 31, 1998 the Bank's total assets were $75.4 million and risk-based capital was 12.7% and the Bank would have been exempt from calculating or making any risk-based capital reduction.

     The Bank's management feels interest-rate risk is an important factor and makes all reports necessary to the OTS to calculate interest-rate risk on a voluntary basis. At September 30, 1998, 2% of the present value of the Bank's assets was approximately $1.5 million which was more than the greatest decrease in NPV resulting from a 200 basis point change in interest rates as reflected in the Bank's OTS interest rate risk exposure report. The report is not yet available for December 1998, but management does not anticipate significant changes. As a result, the Bank would not have been required to make a deduction from total capital in calculating its risk-based capital requirement had this rule been in effect on such date and had the Bank not been exempt from reporting on such date.

         It has been and continues to be a priority of the Board of Directors and management to manage interest rate risk and thereby limit any negative effect of changes interest rates on the NPV. The Bank's Interest Rate Risk Policy, established by the Board of Directors, promulgates acceptable limits on the amount of change in NPV given certain changes in interest rates. Specific strategies have included the sale of most long-term, fixed-rate loans to reduce the average maturity of its interest-bearing liabilities.

         Presented below, as of September 30, 1998, is an analysis of the Bank's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 300 basis points in 100 point increments, compared to the limits set by the Board. Assumptions used in calculating the amounts in this table are those assumptions utilized by the OTS for the purposes of interest rate risk assessment and should not be considered as an indicator of value of the Bank. As mentioned above, this analysis is not available as of December 31, 1998, but management does not anticipate significant changes.


       Assumed                              At September 30, 1998
      Change in       Board Limit    --------------------------------
    Interest Rates  % Change in NPV  $ Change in NPV  % Change in NPV
    --------------  ---------------  ---------------  ---------------

        +300            -57               -642             -10%
        +200            -46               -324              -5%
        +100            -35               -141              -2%
           0              0
        -100            -35                212              +3%
        -200            -46                620              +9%
        -300            -57               1164             +18%



         In the event of a 300 basis point change in interest rate based upon estimates as of September 30, 1998, the Bank would experience an 18% increase in NPV in a declining rate environment and a 10% decrease in NPV in a rising rate environment. During periods of rising rates, the value of monetary assets and liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement).

         In evaluating the Bank's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates. Further, in the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the foregoing table.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Bank's operating, financing and investing activities. At December 31, 1998 and June 30, 1998, cash and interest-bearing deposits totaled $6.0 million and $2.9 million, respectively. The Bank's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities.

         While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet asset-liability objectives and local market conditions.

         Liquidity management is both a short- and a long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-earning overnight deposits and other short-term U.S. agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank of Indianapolis ("FHLB"). Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At December 31, 1998, the Bank had approximately $19.1 million of unused credit available to it under the above-mentioned borrowing arrangement. At December 31, 1998, the Bank had borrowings of $12.4 million from the FHLB of Indianapolis.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Bank's liquidity ratios have consistently been maintained at levels in excess of regulatory requirements and at December 31, 1998 and June 30, 1998 were 25.5% and 8.8%, respectively.

         At December 31, 1998 and June 30, 1998, the Bank had outstanding commitments to originate loans of $228,500 and $250,000, respectively. The Bank anticipated that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

         The OTS's minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as retained earnings less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 4% of adjusted total assets. The risk-based capital requirements provide for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8% of risk- weighted assets. In computing risk-weighted assets the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g. one- to four-family residential loans carry a risk-weighted factor of 50%).

         At December 31, 1998, the Bank's tangible and core capital both totaled $6.0 million, or 8.0% of adjusted total assets, which exceeded the minimum tangible requirement by $4.9 million and the minimum core requirement by $3.0 million. The Bank's risk-based capital at December 31, 1998 totaled $4.9 million, or 12.7% of risk-weighted assets, which is $1.8 million above the 8% requirement.

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

IMPACT OF THE YEAR 2000

         The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed primarily in-house; however software and hardware utilized is under maintenance agreements with third party vendors, consequently the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1999, allowing the Company adequate time for testing. Certain other vendors have not yet responded. However, the Company will pursue other options if it appears that these vendors will be unable to comply. If such reprogramming efforts were not done on a timely basis, or are done incorrectly, or if the Company is unable to pursue other options on a timely basis, the Company and the Bank will likely experience significant data processing delays, mistakes or outright failures which could have a significant adverse effect on the financial condition or results of operations of the Company. Management does not expect the costs in connection with the Year 2000 problem to have a significant impact on its financial position or results of operations but there can be no assurance that the vendors' systems will be Year 2000 compliant. Consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to March 31, 1999. These capital expenditures are expected to total approximately $25,000.

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

                                             AMTRUST CAPITAL CORP.
                                             Registrant

Date: February 12, 1999                      \s\ Bruce M. Borst
                                             ----------------------------------
                                             Bruce M. Borst, President, Chief
                                             Executive Officer and Director
                                             (Duly Authorized Officer)


Date: February 12, 1999                      \s\ Deborah M. Huff
                                             ----------------------------------
                                             Deborah M. Huff, Treasurer and
                                             Chief Financial Officer
                                             (Principal Financial Officer)